Form 10-Q
period 1995-09-30
HOME INTERSTATE BANCORP
filed 1995-11-13
CIK 357133

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

      MARK ONE:

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarter ended SEPTEMBER 30, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________.

      Commision File No. 0-11160

                                HOME INTERSTATE BANCORP
                   (Exact Name of Registrant as Specified in its Charter)

              CALIFORNIA                                  95-3657758
    (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                    Identification  No.)

2633 CHERRY AVENUE, SIGNAL HILL, CALIFORNIA                90806 - 2033
 (address of Principal Executive Offices)                   (ZIP Code)

       Registrant's Telephone Number, Including Area Code: (310) 988-9600

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes X                       No
                           ---                         ---


                       Applicable only to Corporate issuers:

     Indicate the number of shares oustanding of each of the issuer's classes of  Common Stock as of the latest practicable date.

      Common Stock -- Authorized 20,000,000 shares of non par value; issued and outstanding 3,980,782 at October 27, 1995.

===============================================================================

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

    Following are the unaudited consolidated statements of financial condition of Home Interstate Bancorp (the "Company") and its wholly owned subsidiary, Home Bank (the "Bank") as of September 30, 1995, and December 31, 1994, and the consolidated statements of income for the quarters ended September 30, 1995, and September 30, 1994, and cash flows for the nine months ended September 30, 1995, and September 30, 1994. It is management's opinion that these statements present fairly, in all material respects, the financial condition, results of operations and cash flows of Home Interstate Bancorp and its subsidiary in conformity with generally accepted accounting principles. The accompanying notes are considered an integral part of these consolidated financial statements.

                       HOME INTERSTATE BANCORP AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEET

                                    (Unaudited)
                               (Dollars in thousands)

                                                     SEPTEMBER 30,       DECEMBER 31,
                                                          1995               1994
                                                     -------------       ------------
ASSETS:
   Cash and due from banks                             $ 44,415              $ 42,196
   Federal funds sold                                    18,000                 6,800
                                                       --------              --------
     Total of cash and cash equivalent                   62,415                48,996
   Securities held to maturity
     (Approximate market value at
     September 30, 1995 was $4,230,000)                   4,247                     0
   Securities available for sale                        127,337               167,880
                                                       --------              --------
     Securities, net                                    131,584               167,880
   Loans                                                204,710               198,649
   Less: Allowance for possible loan losses               3,146                 2,818
                                                       --------              --------
     Loans, net                                         201,564               195,831
   Real estate owned                                      5,643                 2,175
   Premises, furniture and equipment, net                14,511                13,534
   Accrued interest receivable and other assets           9,703                11,216
                                                       --------              --------
            TOTAL ASSETS                               $425,420              $439,632
                                                       ========              ========
LIABILITIES:
   Deposits:
      Demand deposits, non-interest bearing            $132,138             $135,409
   Savings and interest bearing demand deposits         157,031              173,854
   Time certificates of deposit of $100,000
     and over                                            16,168               12,652
   Other time deposits                                   66,455               70,354
                                                       --------             --------
     Total Deposits                                     371,792              392,269
   Securities sold under agreements to repurchase             0                  100
   Accrued interest payable and other liabilities         3,659                1,609
                                                       --------             --------
            TOTAL LIABILITIES                           375,451              393,978
                                                       --------             --------
   Commitments and contingencies

SHAREHOLDERS'  EQUITY:
   Common stock (no par value)
     Authorized 20,000,000 shares; issued and
     outstanding 3,980,782 shares in 1995 and
     3,976,722 shares in 1994                            40,493               40,454
   Retained earnings                                      9,459                8,156
   Unrealized gains (loss) on securities available
     for sale, net of deferred taxes                         17               (2,956)
                                                       --------             --------
            TOTAL SHAREHOLDERS' EQUITY                   49,969               45,654
                                                       --------             --------
            TOTAL LIABILITIES AND
               SHAREHOLDERS' EQUITY                    $425,420             $439,632
                                                       ========             ========


       The accompanying notes are an integral part of these consolidated statements of financial condition.

                   HOME INTERSTATE BANCORP AND SUBSIDIARY

                    CONSOLIDATED STATEMENT OF OPERATIONS

                               (Unaudited)
            (Dollars in thousands except for earnings per share)
             For the periods ended September 30, 1995 and 1994


                                                 NINE MONTHS ENDED    THREE MONTHS ENDED
                                                 -----------------    ------------------
                                                   1995      1994       1995       1994
                                                 -------   -------    -------    -------
REVENUE FROM EARNING ASSETS:
 Interest and fees on loans                      $16,843   $14,720    $ 5,596    $ 5,235
 Interest on securities:
   taxable                                         6,241     4,963      1,859      2,033
   non-taxable                                       230       568         51        177
 Interest on Federal funds sold                      346       630        259        376
                                                 -------   -------    -------    -------
    TOTAL REVENUE FROM EARNING ASSETS             23,660    20,881      7,765      7,821
                                                 -------   -------    -------    -------
COST OF FUNDS:
 Interest on savings and interest bearing
  demand deposits                                  2,554     2,680        861      1,000
 Interest on time certificates of deposit
  of $100,000 and over                               492       279        192        104
 Interest on other time deposits                   2,211     1,637        769        650
 Interest on securities sold under agreements
  to repurchase                                       27         5          1          0
                                                 -------   -------    -------    -------

     TOTAL COST OF FUNDS                           5,284     4,601      1,823      1,754
                                                 -------   -------    -------    -------
 Net revenue from earning assets before
  provision for possible loan losses              18,376    16,280      5,942      6,067
 Provision for possible loan losses                1,025       450        100        150
                                                 -------   -------    -------    -------
 Net revenue from earning assets                  17,351    15,830      5,842      5,917
                                                 -------   -------    -------    -------
OTHER OPERATING REVENUE:
 Service charges and fees                          3,017     2,441      1,025        876
 Securities gains, net                                46         9          4          0
 Other operating revenue                             832       985        277        288
                                                 -------   -------    -------    -------
     TOTAL OTHER OPERATING REVENUE                 3,895     3,435      1,306      1,164
                                                 -------   -------    -------    -------
OTHER OPERATING EXPENSES:
 Salaries and employee benefits                    8,016     7,384      2,625      2,503
 Occupancy expense, net                            2,272     1,902        763        715
 Other operating expenses                          6,974     6,570      2,145      2,246
                                                 -------   -------    -------    -------
     TOTAL OTHER OPERATING EXPENSES               17,262    15,856      5,533      5,464
                                                 -------   -------    -------    -------
 Income before provision for income taxes          3,984     3,409      1,615      1,617
 Provision for income taxes                        1,389       980        609        392
                                                 -------   -------    -------    -------
     NET INCOME                                  $ 2,595   $ 2,429    $ 1,006    $ 1,225
                                                 =======   =======    =======    =======
     EARNINGS PER SHARE(1)                       $   .65   $   .61    $   .25    $   .30
                                                 =======   =======    =======    =======


(1) Earnings per share adjusted for a five percent stock dividend issued in 1994.

The accompanying notes are an integral part of these consolidated statements of financial condition.

                       HOME INTERSTATE BANCORP AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF CASH FLOWS

                                    (UNAUDITED)
                   FOR THE PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
                               (Dollars in thousands)

                                                       1995                  1994
                                                    ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $  2,595               $  2,429
                                                     --------               --------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for depreciation and amortization          676                    528
     Provision for possible loan losses                 1,025                    450
     Amortization of securities premiums                1,247                    971
     Accretion of securities discounts                    (84)                   (62)
     Amortization of deferred loan fees and costs        (646)                  (768)
     Net gain on sale of securities                       (46)                    (9)
     Net (gain) loss on sale of premises, furniture
       and equipment                                       26                     (3)
     Net (gain) loss on real estate owned                 564                    443
     Net (increase) decrease in accrued interest
       receivable and other  assets                     1,513                 (3,654)
     Net increase (decrease) in accrued interest
       payable and other  liabilities                     (62)                 2,986
                                                     --------               --------
            Total adjustments                           4,213                    882
                                                     --------               --------
     Net cash provided by operating activities          6,808                  3,311
                                                     --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of securities                 30,337                    102
     Proceeds from maturities of securities            19,555                 20,572
     Purchase of securities                            (9,626)               (85,873)
     Net (increase) decrease in loans                  (6,112)                   556
     Proceeds from sale of real estate owned            2,668                  1,909
     Acquisition of real estate owned                  (6,700)                (1,227)
     Proceeds from sale of premises, furniture
       and equipment                                       11                      3
     Purchase of premises, furniture and equipment     (1,691)                (1,275)
                                                     --------               --------
     Net cash provided by (used in) investing
       activities                                      28,442                (65,233)
                                                     --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in demand deposits
        non-interest bearing, savings and interest
        bearing demand deposits                       (20,094)                63,930
     Net decrease in time certificates of
        deposit of $100,000 and over                    3,516                  1,023
     Net increase (decrease) in other time deposits    (3,899)                11,947
     Net decrease in securities sold under
        agreements to repurchase                         (100)                (3,900)
     Proceeds from stock options exercised                 39                      0
     Cash dividends declared                           (1,293)                (1,137)
                                                     --------               --------
     Net cash provided by (used in) financing
        activities                                    (21,831)                71,863
                                                     --------               --------
     Net increase (decrease) in cash and cash
        equivalents                                    13,419                  9,941
     Cash and cash equivalents at beginning
        of year                                        48,996                 49,449
                                                     --------               --------
     Cash and cash equivalents at end of year        $ 62,415               $ 59,390
                                                     ========                =======

                       HOME INTERSTATE BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   CONTINUED

                                  (UNAUDITED)

                FOR THE PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
                            (Dollars in thousands)


                                                       1995                  1994
                                                    ----------            ----------
SUPPLEMENTAL DISCLOSURES:
    Supplemental disclosure of non-cash
      investing and financing activities:
    Adjustment of FASB 115:
      (Increase) decrease in unrealized gains/
         losses on  securities available for sale    $ (5,086)             $   5,112

      Increase (decrease) in deferred tax
         liabilities  related to unrealized
         gains/losses on  securities
         available for sale                             2,112                 (2,267)
      Increase (decrease) in shareholders'
        equity for  unrealized gains/
        losses, net of deferred  taxes                  2,974                 (2,845)
    Supplemental disclosure of cash
      flow information
    Cash paid during the year for:
      Interest expense                                $ 5,245                $ 4,490
      Income taxes                                      1,945                    657

                                      6

                   HOME INTERSTATE BANCORP AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1995
                              (Unaudited)

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements of Home Interstate Bancorp include the accounts of the Company and its wholly owned subsidiary, the Bank. All material intercompany balances and transactions have been eliminated in consolidation.

PRINCIPLES OF PRESENTMENT

    The accompanying unaudited consolidated financial statements have been prepared in condensed format and, therefore do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in the financial statements.

ACCOUNTING CHANGES

    The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. These standards require that impaired loans be measured based on the present value of expected future cash flows, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The statement was adopted as of January 1, 1995. The initial impact to the provision for possible loan losses in the first quarter of 1995 was an addition of $150,000. Additional adjustments to the provision for possible loan losses were not made during the second and third quarters of 1995. The aggregate total provision for loan loss at September 30, 1995, was $1,025,000.

EARNINGS PER SHARE

    Earnings per share are based upon the weighted average number of shares outstanding during each period. The affect of stock options outstanding are not materially diluting and are not, therefore, included for the purpose of earnings per share calculations. The average weighted number of shares used was, 3,976,722 at September 30, 1995, 3,976,388 at December 31, 1994, and
3,976,271 at September 30, 1994.

STATEMENT OF CASH FLOWS

    For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and Federal funds sold. Generally, Federal funds are sold for one-day periods. The Company made cash payments of $5,245,000 and $4,490,000 for interest paid on deposit accounts and $1,945,000 and $657,000 for income taxes for the periods ended September 30, 1995, and 1994, respectively.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

GENERAL

    The Company's consolidated assets of $425,420,000 at September 30, 1995, decreased 3.23% from December 31, 1994, which had consolidated assets of $439,632,000. Cash and cash equivalents increased 27.39% or $13,419,000, of which $11,200,000 was related to an increase in federal funds sold. Securities held to maturity purchased during the nine months ended September 30, 1995, totaled $4,247,000 and $0 at December 31, 1994. Securities available for sale, net of unrealized gains / (losses) decreased 24.15% or $40,543,000 and loans increased 3.05% or $6,061,000 when comparing September 30, 1995, to December 31, 1994. Deposits decreased 5.22% or $20,477,000 when comparing the same periods. The reduction in securities available for sale was partially utilized in the funding of a contraction in deposits, primarily in the area of savings and interest bearing demand deposits as deposit customers sought alternatives for higher yields on their investment dollars. The reduction in securities available for sale also replenished overnight federal funds that had experienced a drop earlier in the year as a result of the contraction in deposits. Management utilizes overnight federal funds as a vehicle that allows immediate funding for loan commitments and potentially large deposit withdrawals while earning interest income.

    In October 1995, the Bank entered into a deposit purchase agreement with Southern California Bank to purchase the deposits of their Signal Hill office, subject to regulatory approval. The transaction would be approximately one percent of the Bank's total deposits and less than one percent of total assets. The transaction is expected to be completed in the first quarter of 1996.

    The Bank has applied for membership in the Federal Reserve System. Approval of this application was received in the fourth quarter and is expected to be finalized by the end of November 1995. As a member of the Federal Reserve System, the Bank will be subject to supervision, periodic examination and regulation by the Board of Governors of the Federal Reserve System. The deposits of the Bank will continue to be insured under the Bank Insurance Fund ("BIF") of the FDIC.

ACQUISITIONS OF FAILED FINANCIAL INSTITUTIONS

    In April and July of 1994, the Bank entered into Purchase and Assumption Agreements ("P & A Agreements") with the Federal Deposit Insurance Corporation ("FDIC"). Under the terms of the P & A Agreement for the Mechanics National Bank ("MNB") and the FDIC Consortium Agreement effective April 1, 1994, the Bank was named as lead bank. Two branch operations of MNB were acquired creating a new Paramount office facility. The Bank then merged its existing Paramount office into the new Paramount office facility. The MNB Torrance office was merged into the Bank's existing Torrance office. The Bank purchased approximately $21,700,000 of certain assets consisting principally of cash and cash equivalents, securities and Fed funds sold and assumed approximately $17,100,000 of certain liabilities consisting of insured deposit liabilities and accrued interest from the FDIC. The Bank's old Paramount office is currently being used as a warehouse facility and the Bank opted not to keep the Torrance Facility of MNB.

    Under the terms of the P & A Agreement for the Bank of San Pedro effective July 15, 1994, the Bank was the sole institution involved. The Bank of San Pedro originally had six branch locations of which the Bank opted to keep two facilities open and merged the other four into other offices. Some of the employees of the Bank of San Pedro were hired to staff the two new locations. The Bank purchased $12,884,000 of certain assets consisting principally of loans, cash and cash equivalents and investment securities, and assumed approximately $74,200,000 of certain liabilities consisting of insured deposit liabilities and accrued interest from the FDIC.

CAPITAL RESOURCES

    The Company's strategic plan centers around continued growth where conservative opportunities present themselves. Capital strength is a prerequisite for such growth. The Company's internal growth rate of capital was 9.45% while assets decreased by 3.23% from year-end December 31, 1994. The increase in ending total capital reflects the improvement in unrealized gains (losses) on securities available for sale, net of deferred taxes from a loss of $2,956,000 at December 31, 1994 to a gain of $17,000 at September 30, 1995. The following schedule reflects specific capital related information and ratios:


(DOLLARS IN THOUSANDS)                     SEPTEMBER 30, 1995       DECEMBER 31, 1994       % CHANGE
                                           ------------------       -----------------       ---------
Ending total capital                           $49,969                  $45,654                 9.45
Risk based capital-to-assets
 ratios:

                                                                                            REGULATORY
                                                                                            REQUIREMENT
                                                                                            -----------
  Tier 1 capital                                 16.82                    16.25                4.00
  Total capital                                  17.99                    17.30                8.00
  Leverage ratio                                 10.81                    10.17            3.00 -- 5.00


LIQUIDITY AND BALANCE SHEET MANAGEMENT

    The asset/liability management process determines the size and composition of the balance sheet and focuses on the management of liquidity and interest rate exposures. The purpose of liquidity and balance sheet management is to reflect the Company's ability to provide funds for day-to-day operations, meet customer needs, take advantage of interest rate market opportunities and meet the financial commitments of the Company. Funding of loan requests and commitments, purchase of attractive securities opportunities, providing for liability outflow, and management of interest rate risk requires continuous analysis in order to match the maturities of categories of loans and securities with the maturities of deposits and bank related borrowings. The Company's ability to obtain funds to replace maturing liabilities and to finance asset growth depends upon its reputation as well as the diversity and liquidity of the markets in which it participates. The Company's liquidity is normally viewed in terms of the nature and composition of the Company's sources and uses of funds. Cash, maturing securities, reductions in Federal funds sold and loan maturities and repayments provide liquidity. Purchase of Federal funds, sale of securities, sale of loan participations or sale of the Company's loans on the secondary market and utilization of other short-term borrowing facilities are all available to provide additional liquidity vehicles. Liquid assets are comprised of cash and cash equivalent assets (cash, cash due from other financial institutions and Federal funds sold), U. S. Treasury securities and U. S. Government agencies securities. The increase in cash and cash equivalents was due to the sale of some securities available for sale to subsidize the contraction in deposits which management believes was due to customers seeking alternatives for higher yields on their investment dollars (see "General" herein). The following schedule reflects specific liquidity information and ratios:


(DOLLARS IN THOUSANDS)                   SEPTEMBER 30, 1995    DECEMBER 31, 1994   % CHANGE
                                         ------------------    -----------------   --------
Gross loans                                   $204,710              $198,649          3.05
Total deposits                                $371,792              $392,269         (5.22)
Gross loan-to-deposit ratio                      55.06                 50.64
Gross loan-to-total assets ratio                 48.12                 45.19
Cash and cash equivalent
 assets as a percentage
 of total assets                                 14.67                 11.14

                                      9

SECURITIES

     The portfolio is made up of U. S. Treasury securities, obligations of other U.S. Government agencies, obligations of state and political subdivisions, and other debt and equity securities. Under the terms of FASB 115 these securities are required to be classified as held to maturity, available for sale or trading. The Company does not maintain a trading account and classifies securities as either held to maturity or available for sale.

     Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and accounted for at cost, adjusted for amortization of premium and accretion of discount. During 1995, $4,247,000 of securities were purchased and added to the held to maturity portfolio.

     Under the terms of FASB 115, securities classified available for sale are required to be marked to market. Due to the improved market valuations and changes in volume of outstanding securities, the unrealized gains (losses) on these securities, net of deferred taxes, were $17,000 at September 30, 1995, compared to ($2,956,000) at December 31, 1994. The activity in the available for sale portfolio had securities sold of $30,337,000 and securities matured/called of $19,555,000 during the first nine months ended September 30, 1995. The proceeds from these securities were used to fund the decrease in deposits during the same period. The net gains on these securities were $46,000. Purchases added to the available for sale portfolio were $5,379,000 during the same period.

NONPERFORMING LOANS AND REAL ESTATE OWNED


(DOLLARS IN THOUSANDS)        SEPTEMBER 30, 1995   DECEMBER 31, 1994   % CHANGE
                              ------------------   -----------------   --------
Non-accrual loans                   $4,875              $6,593          (26.06)
Loans 90 days past due                 232                  52          346.15
Real estate owned                    5,643               2,175          159.45


    The Bank's non-accrual loans showed a decrease of 26.06% for the nine months ended September 30, 1995. Of the $6,593,000 at December 31, 1994, $478,000 was charged off, $3,437,000 was transferred to real estate owned and $1,345,000 was received in payments. The $4,875,000 in non-accrual on September 30, 1995, includes $3,542,000 added since December 31, 1994. Of the $4,875,000 in non-accrual loans $4,606,000 is secured by deeds of trust, $54,000 is secured by other collateral and one loan in the amount of $215,000 is unsecured. The largest group of loans in non-accrual status are to related entities and total in aggregate $2,668,000 of which $2,399,000 is secured by real estate, having an approximate loan to value of 81%. Management has set a specific reserve of $729,000 on the $2,668,000 and it is believed to be sufficient to absorb any anticipated loss. The next largest non-accrual loan had a balance of $925,000 at September 30, 1995, which was paid down from $1,576,000 at year end December 31, 1994. This loan is secured by real estate and has a loan to value ratio of approximately 95%. This loan has a specific reserve of $102,000 and is expected to be paid in full by December 31, 1995. Management feels that the current allowance for loan loss is adequate for the recognizable losses in the nonperforming loans.

     Under the provisions of SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Creditors are required to measure impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

     The Bank has defined Impaired Loans as individual loans or relationships of $250,000 or more and not currently accruing interest. As permitted by these standards, the Bank excludes from their calculations smaller balance, homogenous loans such as consumer installment loans, lines of credit, direct finance leases and loans on which it expects to collect all amounts of principal and interest. The Bank measures impairment on a loan-by-loan basis using either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent.

     Accrual of interest on loans and leases is discontinued when management believes, after considering economic and business conditions, and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful; whereas, loans are considered impaired when it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Interest income is subsequently recognized on non-accrual loans only to the extent cash payments are received or until, in management's judgment, the borrower's ability to make periodic interest and principal payments is no longer doubtful, in which case the credit is returned to accrual status.

     At September 30, 1995, the Bank had $4,598,000 in impaired loans and a related loss allowance of $1,077,000. Of the $4,598,000 of impaired loans, $1,242,000 was measured using the present value method and $3,356,00 was measured using the fair value of collateral.

     Loans that are 90 days or more past due increased by 346.15% during the nine months ended September 30, 1995. The total comprises one commercial loan in the amount of $174,000, an installment loan in the amount of $9,000 and 29 overdraft protection lines totaling $49,000.

     The Bank's total real estate owned increased 159.45% to $5,643,000 at September 30, 1995, from $2,175,000 at December 31, 1994. The increase is primarily due to the foreclosure of five properties. Two of these foreclosure actions resulted in properties representing 59% of the total real estate owned balance at September 30, 1995. One is a 60 unit manufactured housing complex valued at $2,300,000 and the other is made up of three theaters valued at $1,008,000. The 60 unit manufactured housing complex and one of the three theaters are in escrow. Both are expected to close escrow by the end of the year. Reductions in real estate owned during the third quarter came from the sale of a four unit condominium project in Venice Beach and an auto repair facility in San Pedro which resulted in a net gain of approximately $8,700. Writedowns of $550,000 were recognized for the nine months ended September 30, 1995, due to deterioration in value of certain properties. Other real estate owned properties in the amount of $2,335,000 consists of 161 acres of unimproved land in Orange County, a commercial property in Lawndale, Ca., a gas station in Chino, Ca. and a single family residence in Westchester, Ca. The commercial property in Lawndale and the single family residence in Westchester are in escrow and are expected to close escrow prior to year end. Real estate owned is carried at the lower of cost or fair market value less estimated carrying costs and costs of disposition. Cost is determined at the date of acquisition as the result of a foreclosure sale and is equal to the receivable balance at that date. If the cost (plus any liabilities assumed at foreclosure) exceeds the appraised value, the carrying value of the property is written down to its fair value. During the time the property is held, all related carrying costs and losses on revaluation are expensed as incurred. Gains or losses on sales are recorded in conformity with standards that apply to the accounting for sales of real estate.

DEPOSITS

     Strong rallies in the equities markets and related strength in the mutual funds markets has continued to attract customer deposits away from financial institutions as evidenced by the significant outflow of funds from savings and interest bearing demand deposits. The Bank offered slightly higher rates in time certificate of deposits of $100,000 and over which was attractive to some deposit customers. The following schedule reflects specific deposit information and percent change:


(DOLLARS IN THOUSANDS)            SEPTEMBER 30, 1995   DECEMBER 31, 1994   % CHANGE
                                  ------------------   -----------------   --------
Demand deposits, non-interest
 bearing                              $132,138             $135,409         (2.42)
Savings and interest bearing
 demand deposits                       157,031              173,854         (9.68)
Time certificates of deposit
 of $100,000 and over                   16,168               12,652         27.79
Other time deposits                     66,455               70,354         (5.54)
                                      --------             --------
Total deposits                        $371,792             $392,269         (5.22)


RESULTS OF OPERATIONS

NET INCOME

    Net income increased 6.83% or $166,000 for the nine months ended September 30, 1995, and decreased 17.88% or $219,000 for the three months ended September 30, 1995, compared to the same periods in 1994. Revenue from earning assets increased $2,779,000 for the nine months ended September 30, 1995, compared to the same period in 1994 (see "Interest Income" herein) and was the primary reason for the increase in net income, however, revenue from earning assets decreased $56,000 for the three months ended September 30, 1995, compared to the same period in 1994. The annualized yield increased from 7.86% for the nine months ended September 30, 1994, to 8.71% for the nine months ended September 30, 1995, and increased from 7.96% for the three months ended September 30, 1994, to 8.62% for the three months ended September 30, 1995. During the nine months ended September 30, 1995, the Company provided $1,025,000 for possible loan losses compared to $450,000 during the nine months ended September 30, 1994, and provided $100,000 for possible loan losses during the three months ended September 30, 1995, compared to $150,000 during the three months ended September 30, 1994 (see "Provision for Loan Losses" herein). Interest expense increased $683,000 for the nine months ended September 30, 1995, and $69,000 for the three months ended September 30, 1995, compared to the same periods in 1994 and other operating expenses increased $1,406,000 for the nine months ended September 30, 1995, and $69,000 for the three months ended September 30, 1995, when comparing the same periods in 1994 (see "Interest Expense" and "Other Expense" herein). Provision for income taxes increased $217,000 for the three months ended September 30, 1995, compared to the same period in 1994, and was a contributing factor for the decrease in net income during this period (see "Provision for Income Taxes" herein).

INTEREST INCOME

    Interest income increased 13.31% during the nine months ended September 30, 1995, compared the same period in 1994 and decreased .72% during the three months ended September 30, 1995 compared to the same period in 1994. The yield on average earning assets increased for both periods, largely due to increases in the yield on loans and the yield on the securities portfolio. The yield on loans was 10.90% for the nine months ended September 30, 1995, compared to 9.86% for the nine months ended September 30, 1994, and 10.76% for the three months ended September 30, 1995, compared to 10.43% for the three months ended September 30, 1994. The increase in the loan yield resulted from an increase in interest and fees on loans of $2,123,000 for the nine months ended September 30, 1995, and $361,000 for the three months ended September 30, 1995, when comparing the same periods in 1994. The yield on the securities portfolio resulted from an increase in interest on securities of $940,000 for the nine months ended September 30, 1995, however the securities volume decrease resulted in a decrease in interest on securities of $300,000 for the three months ended September 30, 1995, when comparing the same periods in 1994. Interest income on federal funds sold decreased $285,000 for the nine months ended September 30, 1995 and decreased $177,000 for the three months ended September 30, 1995, compared to the same periods in 1994. The decrease in interest on federal funds sold was specifically due to the average volume decrease during these periods. The average earning assets increased 2.24% for the nine months ended September 30, 1995, compared to 1994 as a result of the purchase and assumption of two banks (see "Acquisitions of Failed Financial Institutions" herein.) However, due to reduction in securities available for sale (see "Securities" herein) average earning assets decreased 8.31% for the three months ended September 30, 1995, compared to same period in 1994. The following schedule provides specific information regarding the components of interest income from earning assets:


(DOLLARS IN THOUSANDS)                  NINE MONTHS ENDED                      THREE MONTHS ENDED
                                ----------------------------------     ------------------------------------
                                 SEPTEMBER    SEPTEMBER                SEPTEMBER     SEPTEMBER
                                 30, 1995      30, 1994   % CHANGE     30, 1995      30, 1994     % CHANGE
                                 ----------   ----------  --------     ---------     ---------    --------
Average earning assets           $363,324     $355,356       2.24       $357,239     $389,631       (8.31)
Interest income                  $ 23,660     $ 20,881      13.31       $  7,765     $  7,821        (.72)
Annualized yield on average
   earning assets                    8.71%        7.86%                     8.62%        7.96%


                                        12

INTEREST EXPENSE

    Interest expense increased 14.85% for the nine months ended September 30, 1995, and 3.93% for the three months ended September 30, 1995, compared to the same periods in 1994. These increases were mostly due to an increase in the time deposit interest rates. The increase in interest expense on time deposits for the nine months ended September 30, 1995, was $787,000 and for the three month period ended September 30, 1995, was $207,000 compared to the same periods in 1994. The percent of lower cost non-interest bearing demand deposits, savings deposits and interest bearing demand deposits to total deposits at September 30, 1995, was 77.78% compared to 79.25% at September 30, 1994, while the percent of time deposits to total deposits at September 30, 1995, was 22.22% compared to 20.75% at September 30, 1994. Cost of funds increased to 2.93% for the nine months ended September 30, 1995, compared to 2.53% for the nine months ended September 30, 1994, and to 3.04% for the three months ended September 30, 1995, compared to 2.58% for the three months ended September 30, 1994. The average interest-bearing liabilities decreased for both the nine months and three months ended September 30, 1995 compared to 1994. This is a result of a contraction of deposits experienced earlier this year (see "Deposits" herein.) The Bank maintains a favorable net interest margin as a result of the increase in the annualized yield in average earning assets which more than offsets the increase in cost of funds for average interest-bearing liabilities. The following schedule provides specific information regarding the components of interest expense from interest-bearing liabilities:



                                     NINE MONTHS ENDED                   THREE MONTHS ENDED
                             ---------------------------------   ----------------------------------
(DOLLARS IN THOUSANDS)       SEPTEMBER    SEPTEMBER              SEPTEMBER    SEPTEMBER
                             30, 19995    30, 1994    % CHANGE   30, 1995     30, 1994     % CHANGE
                             ---------    ---------   --------   ----------   ----------   --------

Average interest-bearing
  liabilities                $241,335      $242,783     (.60)    $238,073     $269,940      (11.81)
Interest expense             $  5,284      $  4,601    14.85     $  1,823     $  1,754        3.93
Annualized cost of funds
 for average interest-
 bearing liabilities             2.93%         2.53%                 3.04%        2.58%

Net interest margin
 (net interest income divided
 by  average earning assets)     6.76%         6.13%                 6.60%        6.18%

                                      13

PROVISION FOR LOAN LOSSES

    The purpose of the provision for possible loan losses is to maintain reserves at a level sufficient to cover possible future loan losses. Management exercises its judgment in establishing loss reserves for loans which borrowers may not be able to repay in the future. The Bank's current provision for loan losses reflects an ongoing detailed evaluation of the known risks in the portfolio and the risks inherent in the present general economic outlook. The Bank maintains a problem loan list in order to better monitor these risks. This list includes those loans that are identified as having varying degrees of risk in excess of loans having a normal amount of risk. As of September 30, 1995, the problem loan list contained loans totaling $12,973,000 compared to $14,355,000 as of September 30, 1994. Management has a grading system that designates a grade for each loan depending on the degree of risk and possibility of loss inherent in each loan. This grading system drives the loan loss reserve calculations. A percentage allocation of each loan balance is reserved depending on the designated grade. Nonperforming loans (those loans on non-accrual or 90 days or more past due) are contained in the problem loan list. As of September 30, 1995, the allowance for loan loss reserve represented 62% of nonperforming loans and 24% of total problem loans as compared to 47% and 21% at September 30, 1994, respectively.

    SFAS No. 114, which was adopted January 1, 1995, and required certain calculations be prepared on impaired loans, resulted in an additional $150,000 to the provision for loan loss during the first quarter of 1995. No addition for SFAS No. 114 was required for the second and third quarters of 1995. The aggregate total provision for possible loan loss was $1,025,000 for the nine months ended September 30, 1995. Management felt the increase in the provision was necessary in light of the activity in non-accrual loans (see "Nonperforming Loans and Real Estates Owned" herein), charged off loans and problem loans. Gross loan loss recoveries for the nine months ended September 30, 1995, totaled $655,000 with gross loan charge offs totaling $1,352,000 resulting in net loan charge offs of $697,000. Gross loan loss recoveries for the quarter ending September 30, 1995, totaled $55,000 with gross loan charge offs totaling $573,000 resulting in net loan charge offs of $518,000.

    The following schedule provides more specific information relative to the provision and allowance for possible loan loss:


                                                      NINE MONTHS ENDED                       THREE MONTHS ENDED
                                            -----------------------------------       ----------------------------------
(DOLLARS IN THOUSANDS)                      SEPTEMBER      SEPTEMBER                  SEPTEMBER     SEPTEMBER
                                            30, 1995       30, 1994     % CHANGE      30, 1995      30, 1994    % CHANGE
                                            ----------     ---------    --------      ---------     ---------   --------
Net charge-offs/(recoveries)                $  697          $  992      (29.74)       $  518         $  375      38.13
Provision for possible  loan losses         $1,025          $  450      127.78        $  100         $  150     (33.33)
Allowance for loan losses                   $3,146          $3,031        3.79        $3,146         $3,031       3.79
Allowance for loan losses as a
   percentage of gross loans                  1.54%           1.52%                     1.54%          1.52%
Allowance for loan losses as a
   percentage of nonperforming loans         61.60%          46.80%                    61.60%         46.80%
Provision as a percentage
   of net interest income                     5.58%           2.76%                     1.68%          2.47%



   The following table displays the stratification of the $3,146,000 contained in Allowance for possible loan losses at September 30, 1995:

(DOLLARS IN THOUSANDS)

          LOAN CATEGORY                  SEPTEMBER 30, 1995
          -------------                  ------------------
  Real estate - construction and other          $1,047
  Commercial                                       521
  Installment                                       72
  General loan reserves                          1,506
                                                ------
   Total                                        $3,146
                                                ======

OTHER REVENUE

    Other operating revenue is comprised of income from service charges and other types of fees on deposit accounts, net gains and losses on the sale of securities, net gains and losses on the sale of real estate owned, and fees on non-deposit account services. Service charges and fees increased due to an increase in the charges assessed on certain deposit account activities. Other operating revenues had increases in other non-deposit account service charges and safe deposit box fees as well as a decrease in insurance commissions earned. The following schedule reflects the composition of other income and its percent of change from the same period in 1994:

                                          NINE MONTHS ENDED                      THREE MONTHS ENDED
                                 -------------------------------------   -----------------------------------
(DOLLARS IN THOUSANDS)           SEPTEMBER      SEPTEMBER                SEPTEMBER    SEPTEMBER
                                 30, 1995       30, 1994     % CHANGE    30, 1995     30, 1994     % CHANGE
                                 ---------      ---------    --------    ---------    ---------    ---------
Service charges and fees          $3,017          $2,441       23.60      $1,025       $  876        17.01
Securities gains                      46               9      411.11           4            0
Other operating revenue              832             985      (15.53)        277          288        (3.82)
                                  ------          ------                  ------        -----
  Total other revenue             $3,895          $3,435       13.39      $1,306        $1,164       12.20
                                  ======          ======                  ======        ======

OTHER EXPENSES

    Other operating expenses are primarily non-interest expenses and are comprised of several major categories: salaries and employee benefits, net occupancy expense, furniture, fixtures and equipment expense and various other operating expenses. Salaries and benefits increased as well as occupancy, net due to the addition of two offices from the purchase and assumption of two banks in 1994 (see "Acquisitions of Failed Financial Institutions" herein). During September the Bank completed a restructuring program designed to improve productivity. Through further centralization of repetitive tasks the Bank eliminated 41 full time equivalent positions of the 277 full time equivalent positions at December 31, 1994. Approximately $1,500,000 in annual salaries and employee benefits savings are projected for 1996, with a restructuring cost of less than $250,000 taken in the third quarter of 1995. Other operating expenses increased 6.15% from the nine months ended September 30, 1994, and decreased 4.50% from the three months ended September 30, 1994, due to several factors. Contributing factors for the nine month period were: costs on real estate owned, the backroom outsourcing contract, postage expense and losses on capital assets. The losses on capital assets were directly related to the new Torrance facility that opened in January of this year and required obsolete assets from the old Torrance facility to be disposed. A retroactive refund on FDIC's insurance premiums was received in the third quarter of 1995. This was a result of the FDIC's BIF becoming fully funded this year. The BIF refunded overpayments to financial institutions based on their reduced premium rates. The Bank's insurance premium rates went from 23 cents per $100 on deposit to 4 cents per $100 on deposit. The following schedule reflects the composition of other expenses and its percent of change from the same period in 1994:


                                          NINE MONTHS ENDED                      THREE MONTHS ENDED
                                 -------------------------------------   -----------------------------------
(DOLLARS IN THOUSANDS)           SEPTEMBER      SEPTEMBER                SEPTEMBER    SEPTEMBER
                                 30, 1995       30, 1994     % CHANGE    30, 1995     30, 1994     % CHANGE
                                 ---------      ---------    --------    ---------    ---------    ---------
Salaries and employee
  benefits                       $ 8,016         $ 7,384        8.56      $2,625       $2,503         4.87
Occupancy, net                     2,272           1,902       19.43         763          715         6.71
Other operating expenses           6,974           6,570        6.15       2,145        2,246        (4.50)
                                 -------         -------                 -------       ------
  Total other expenses           $17,262         $15,856        8.87      $5,533       $5,464         1.26
                                 =======         =======                 =======       ======


PROVISION FOR INCOME TAXES

    The following schedule provides specific information on the provision for income taxes:

                                          NINE MONTHS ENDED                      THREE MONTHS ENDED
                                 -------------------------------------   -----------------------------------
(DOLLARS IN THOUSANDS)           SEPTEMBER      SEPTEMBER                SEPTEMBER    SEPTEMBER
                                 30, 1995       30, 1994     % CHANGE    30, 1995     30, 1994     % CHANGE
                                 ---------      ---------    --------    ---------    ---------    ---------
Provision for income taxes        $1,389         $  980       41.74       $  609       $  392        55.36
Net income before provision       $3,984         $3,409       16.87       $1,615       $1,617         (.12)
Effective tax rate                 34.86%         28.75%                   37.71%       24.24%


PERFORMANCE RATIOS

    There are several key ratios that are indications of performance, a few of these ratios are presented as follows:

                                                       NINE MONTHS ENDED
                               -----------------------------------------------------------------
                                      SEPTEMBER 30, 1995                SEPTEMBER 30, 1994
                                ------------------------------      ----------------------------
                                ANNUALIZED      PERIOD TO DATE      ANNUALIZED    PERIOD TO DATE
                                ----------      --------------      ----------    --------------
Return on average assets           .82%              .61%                .77%            .58%
Return on average equity          7.28%             5.44%               6.94%           5.19%
Dividends as a percentage
  of net income                     --             49.83%                 --           46.81%





                                                       THREE MONTHS ENDED
                               -----------------------------------------------------------------
                                      SEPTEMBER 30, 1994                SEPTEMBER 30, 1994
                                ------------------------------      ----------------------------
                                ANNUALIZED      PERIOD TO DATE      ANNUALIZED    PERIOD TO DATE
                                ----------      --------------      ----------    --------------
Return on average assets           .94%               .24%              1.05%           .26%
Return on average equity          8.06%              2.03%             10.29%          2.59%
Dividends as a percentage
   of net income                   --               33.60%               --           23.27%


                                      16

                               PART II

ITEM 1. LEGAL PROCEEDING

    Due to the nature of the business of Home Interstate Bancorp and its subsidiary it is subject to legal actions threatened or filed which arise from the normal course of business. Management believes that the eventual outcome of all currently pending legal proceedings against the Bancorp or its subsidiary will not be material to the Company's or the subsidiary's financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS

        Not applicable.
                                      17

                          SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this form to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated  NOVEMBER 10, 1995 HOME INTERSTATE BANCORP   (Registrant)




                                          By /S/ KEITH W. BARNES
                                             ----------------------------
                                             Keith W. Barnes
                                             Senior Vice President and
                                             Chief Financial Officer
                                             Chief Accounting Officer