Form 10-K
period 1995-12-31
HOME INTERSTATE BANCORP
filed 1996-03-27
CIK 357133

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-K

MARK ONE:

         /x/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

              For the fiscal year ended DECEMBER 31, 1995


         / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee required)

              For the transition period _____ to _____.

         Commission File No. 0-11160


                             HOME INTERSTATE BANCORP
             (Exact Name of Registrant as Specified in its Charter)

          CALIFORNIA                                    95-3657758
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

2633 CHERRY AVENUE, SIGNAL HILL, CALIFORNIA                   90806
(address of Principal Executive Offices)                    (ZIP Code)

       Registrant's Telephone Number, Including Area Code: (310) 988-9600

        Securities registered pursuant to Section 12(b) of the Act: NONE

                        Securities registered pursuant to

                           Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X                           No
                           ---                             ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

     As of JANUARY 26, 1996, the aggregate market value of the voting shares held by non-affiliates (all persons other than executive officers, directors or greater than 10% shareholders) of the Registrant was approximately

                                  $47,023,976.

             An aggregate of 4,212,280 shares of common stock were
                        outstanding at JANUARY 26, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

        1996 Proxy Statement                               Part III

================================================================================

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     Home Interstate Bancorp (the "Company") is a corporation which was organized under the laws of the State of California on September 17, 1979 and registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's principal asset is the capital stock of Home Bank (the "Bank"), which became its wholly-owned subsidiary on November 8, 1982.

     The Company's principal business is to serve as a holding company for the Bank and its principal source of income is derived from dividends paid by the Bank. The payment of dividends to the Company by the Bank is subject to restrictions that could limit the Company's payment of dividends to its shareholders. As of December 31, 1995, the Company had total consolidated assets of approximately $424,000,000, total consolidated net loans and leases of approximately $208,000,000 and total consolidated deposits of approximately $369,000,000.

THE BANK

     The Bank is a corporation which was organized under the laws of the State of California on February 10, 1950. The Bank was licensed by the California State Banking Department and commenced operations as a state-chartered bank on October 28, 1950. The Bank is a member of the Federal Reserve System. The deposits of each of the Bank's clients are insured up to the maximum extent permitted by law. The Bank provides a wide range of banking services to individuals and business concerns located in and around its primary service areas. Those services include personal and business checking accounts, NOW and savings accounts and time certificates of deposit. The Bank offers a variety of special banking and financial services to its customers, which include collection accounting, telephone transfers between accounts, travelers' checks, money orders, safe deposit boxes, discount stock brokerage and notary services. The Bank acts as a merchant depository for cardholder drafts. The Bank also has walk-up, drive-through and ATM facilities with extended hours for customers' convenience.

     The Bank's primary service areas are southern Los Angeles County and certain portions of Orange County. The Bank's service areas encompass a diverse economy which includes commercial, retail, manufacturing, agricultural, health care, recreational and governmental sectors. The Bank conducts its business through fifteen full service branches in Los Angeles County and Orange County. Ten of those offices are located in Los Angeles County in the cities of Signal Hill, Redondo Beach, Paramount, Hacienda Heights, Lynwood, Manhattan Beach, Torrance, Lomita and two in San Pedro. The other five offices are located in Orange County in the cities of Los Alamitos, Westminster, Fountain Valley, Brea and Irvine. The Bank's main office is located in Signal Hill, California.

     Most of the Bank's deposits are obtained from small and medium-sized businesses, professionals and individuals. As of December 31, 1995, the Bank had approximately 44,763 deposit accounts, representing 23,331 non-interest bearing (demand) accounts with balances totaling approximately $132,208,000, for an average balance per account of approximately $5,667; 17,407 savings, interest-bearing demand and money market accounts with balances totaling approximately $153,891,000 for an average balance per account of approximately $8,841; and 4,025 time certificate of deposit accounts with balances totaling approximately $82,932,000 for an average balance per account of approximately $20,604.

     The Bank's lending activities are concentrated in four primary areas: commercial loans, real estate construction loans, other real estate loans and installment loans. At December 31, 1995, these four categories accounted for approximately 37%, 8%, 39% and 16%, respectively, of the Bank's loan portfolio. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY -- Financial Condition -- Loans."

     The Bank's commercial loan department provides personalized financial services to the diverse commercial and professional businesses in its primary service areas. However, it does not concentrate on any single industry. The Bank's commercial credit services include accounts receivable financing, equipment financing, working capital and growth loans, SBA loans and letters of credit. Significant emphasis is placed on the borrower's earning history, capitalization, secondary sources of financing repayment (e.g., accounts receivable) and highly liquid collateral (e.g., time deposits or marketable securities).

     The Bank makes real estate construction loans and a variety of other real estate loans. The primary focus of the Bank's real estate construction activity is to provide short-term loans (less than one year) to local individuals and developers for the construction of single family residences and small commercial developments in the Bank's primary service areas. The Bank also provides limited short term real estate financing to individuals and corporations in its primary service areas. The Bank further offers home improvement and real estate equity loans to individuals in its primary service areas. Also, the Bank's installment and consumer loans include automobile, home improvement, home equity loans and other secured and unsecured lines of credit.

     Although the Bank does not directly offer trust or international banking services, such services are offered by the Bank indirectly through correspondent institutions.

     Neither the Company nor the Bank holds any patents, licenses (other than licenses obtained by the Bank from bank regulatory authorities), franchises or concessions.

RECENT EVENTS

         On January 10, 1996, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") by and among the Company, the Bank, CU Bancorp ("CU") and California United Bank, National Association ("CUB"), a wholly-owned subsidiary of CU pursuant to which the Company will merge (the "Merger") with and into CU. Under the terms of the Agreement, shareholders of the Company will receive 1.409 shares of CU common stock for each share of the Company's common stock. It is anticipated that the Merger will qualify as a tax-free reorganization under Section 368 of the Internal Revenue Code and will be accounted for as a pooling of interests. The exchange of stock is expected to result in the Company's shareholders owning approximately 52% of the combined company, and CU shareholders owning approximately 48%.

         The combined company will be under the management of the current CU Chairman and Chief Executive Officer, Stephen G. Carpenter, as Chairman and Chief Executive Officer, the Company's President and Chief Executive Officer, James P. Staes, as Vice Chairman, and current CU President, David I. Rainer, as President. It is anticipated that the Board of Directors of the combined company will be comprised of five of the current directors from each of the Company and CU. At December 31, 1995, CU had total assets of $325,309,000 and total shareholders' equity of $33,006,000.

COMPETITION

         The banking and financial services business in California generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans and deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. In order to compete with the other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where the Bank is unable to accommodate a customer's needs, the Bank will arrange for those services to be provided by its correspondents.

EFFECT OF GOVERNMENTAL POLICIES AND RECENT LEGISLATION

         Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

         The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

         From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. For example, legislation was recently introduced in Congress that would merge the deposit insurance funds applicable to commercial banks and savings associations and impose a one-time assessment on savings associations to recapitalize the deposit insurance fund applicable to savings associations. In addition, legislation has been proposed that would repeal the current statutory restrictions on affiliations between commercial banks and securities firms. Under the proposed legislation, bank holding companies would be allowed to control both a commercial bank and a securities affiliate, which could engage in the full range of investment banking activities, including corporate underwriting. The likelihood of any major legislative changes and the impact such changes might have on the Company are impossible to predict. See "ITEM 1. BUSINESS - Supervision and Regulation."

SUPERVISION AND REGULATION

         Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

THE COMPANY

         The Company, as a registered bank holding company, is subject to regulation under the BHCA. The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

         The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

         Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "ITEM 1. BUSINESS -- Supervision and Regulation - Capital Standards."

         The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

         The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by the Company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.

         Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both. This doctrine has become known as the "source of strength" doctrine. Although the United States Court of Appeals for the Fifth Circuit found the Federal Reserve Board's source of strength doctrine invalid in 1990, stating that the Federal Reserve Board had no authority to assert the doctrine under the BHCA, the decision, which is not binding on federal courts outside the Fifth Circuit, was recently reversed by the United States Supreme Court on procedural grounds. The validity of the source of strength doctrine is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.

         The Company is also a bank holding company within the meaning of
Section 3700 of the California Financial Code. As such, the Company and its subsidiary are subject to examination by, and may be required to file reports with, the California State Banking Department.

         Finally, the Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including but not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission.

THE BANK

         The Bank, as a California state chartered bank and a member of the Federal Reserve System, is subject to primary supervision, periodic examination and regulation by the California Superintendent of Banks ("Superintendent") and the Federal Reserve Board. If, as a result of an examination of a bank, the Federal Reserve Board should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the Federal Reserve Board. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil money penalties, to remove officers and directors and ultimately to terminate a bank's deposit insurance, which for a California state-chartered bank would result in a revocation of the bank's charter. The Superintendent has many of the same remedial powers.

         The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. See "ITEM 1. BUSINESS - Supervision and Regulation - Premiums for Deposit Insurance." Because the Bank's deposits are insured by the FDIC, the Bank is also subject to certain FDIC rules and regulations.

         Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements. Further, the Bank is required to maintain certain levels of capital. See "ITEM 1. BUSINESS - Supervision and Regulation - Capital Standards."

RESTRICTIONS ON DIVIDENDS BY THE COMPANY AND TRANSFERS OF FUNDS TO THE COMPANY BY THE BANK

         The Company is a legal entity separate and distinct from the Bank. The Company's ability to pay cash dividends is limited by state law.

         There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). Notwithstanding this restriction, a bank may, with the prior approval of the Superintendent, pay a cash dividend in an amount not exceeding the greater of the retained earnings of the Bank, the net income for such bank's last preceding fiscal year, and the net income of the bank for its current fiscal year.

         As a Federal Reserve Board member bank, there are separate limitations imposed under applicable Federal Reserve Board regulations with respect to the Bank's ability to pay dividends to the Company. In particular, the prior approval of the Federal Reserve Board is required if the total of all dividends declared by a Federal Reserve Board member bank in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits (as defined) for the preceding two years, less any transfers to surplus or to a fund for the retirement of preferred stock. Such authority may be delegated to the local Federal Reserve Bank under certain circumstances.

         The Federal Reserve Board also has the authority to prohibit the Bank from engaging in activities that, in the Federal Reserve Board's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the Federal Reserve Board could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under its jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. The Superintendent may impose similar limitations on the conduct of California-chartered banks. See "ITEM 1. BUSINESS
- Supervision and Regulation - Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and - "Capital Standards" for a discussion of these additional restrictions on capital distributions.

         The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate is limited to 10% of the Bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "ITEM 1. BUSINESS -- Supervision and Regulation - Prompt Corrective Regulatory Action and Other Enforcement Mechanisms."

CAPITAL STANDARDS

         The Federal Reserve Board has adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

         A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of tier 1 capital and limited amounts of tier 2 capital) and tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of tier 1 capital to risk-adjusted assets of 4%.

         In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

         In August 1995, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The final regulations, however, do not include a measurement framework for assessing the level of a bank's exposure to interest rate risk, which is the subject of a proposed policy statement issued by the federal banking agencies concurrently with the final regulations. The proposal would measure interest rate risk in relation to the effect of a 200 basis point change in market interest rates on the economic value of a bank. Banks with high levels of measured exposure or weak management systems generally will be required to hold additional capital for interest rate risk. The specific amount of capital that may be needed would be determined on a case-by-case basis by the examiner and the appropriate federal banking agency. Because this proposal has only recently been issued, the Bank currently is unable to predict the impact of the proposal on the Bank if the policy statement is adopted as proposed.

         In January 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

         In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified doubtful; (c) 15 percent of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months.

         Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

         The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements, as of December 31, 1995.

                                                      December 31, 1995
                                                      -----------------
                                                                           Minimum
                                                     Actual                Capital
                                                     ------
(In thousands)                               Amount          Ratio       Requirement
                                             ------          -----       -----------
Leverage ratio .....................         $44,793         10.69%           4.0%
                                             -------         -----
Tier 1 risk-based ratio ............         $44,793         16.42%           4.0%
                                             -------         -----
Total risk-based ratio .............         $47,906         17.56%           8.0%
                                             -------         -----

PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

        Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

        In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of federal law. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

        "Well capitalized"                             "Adequately capitalized"
        Total risk-based capital of 10%;               Total risk-based capital of 8%;
        Tier 1 risk-based capital of 6%; and           Tier 1 risk-based capital of 4%; and
        Leverage ratio of 5%.                          Leverage ratio of 4% (3% if the institution receives
                                                       the highest rating from its primary regulator)

        "Undercapitalized"                             "Significantly undercapitalized"
        Total risk-based capital less than 8%;         Total risk-based capital less than 6%;
        Tier 1 risk-based capital less than 4%; or     Tier 1 risk-based capital less than 3%; or
        Leverage ratio less than 4% (3% if the         Leverage ratio less than 3%.
        institution receives the highest rating
        from its primary regulator)

        "Critically undercapitalized"
        Tangible equity to total assets less than 2%.

        An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

        The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized,
(ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital.

        In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

        An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency.

        Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

        Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

        In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

SAFETY AND SOUNDNESS STANDARDS

        In July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

        In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

        Appraisals for "real estate related financial transactions" must be conducted by either state certified or state licensed appraisers for transactions in excess of certain amounts. State certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

PREMIUMS FOR DEPOSIT INSURANCE

        Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The result of these provisions is that the assessment rate on deposits of BIF members could increase in the future. The FDIC also has authority to impose special assessments against insured deposits.

        The FDIC implemented a final risk-based assessment system, as required by FDICIA, effective January 1, 1994, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," 1.25%, the total amount raised from BIF members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were .023% of deposits. On August 8, 1995, the FDIC announced that the designated reserve ratio had been achieved and, accordingly, issued final regulations adopting an assessment rate schedule for BIF members of 4 to 31 basis points effective on June 1, 1995. On November 14, 1995, the FDIC further reduced deposit insurance premiums to a range of 0 to 27 basis points effective for the semi-annual period beginning January 1, 1996.

        Under the risk-based assessment system, a BIF member institution such as the Bank is categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank's case, the FDIC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well-capitalized, adequately capitalized and undercapitalized are the same in the FDIC's prompt corrective action regulations. The BIF assessment rates are summarized below; assessment figures are expressed in terms of cents per $100 in deposits.

            Assessment Rates Effective Through the First Half of 1995

                                           Group A     Group B      Group C
        Well Capitalized ...........          23          26          29
        Adequately Capitalized .....          26          29          30
        Undercapitalized ...........          29          30          31

           Assessment Rates Effective through the Second Half of 1995

                                           Group A     Group B     Group C
        Well Capitalized ...........           4           7          21
        Adequately Capitalized .....           7          14          28
        Undercapitalized ...........          14          28          31

                   Assessment Rates Effective January 1, 1996

                                          Group A       Group B     Group C
        Well Capitalized ..........           0*           3          17
        Adequately Capitalized ....           3           10          24
        Undercapitalized ..........          10           24          27


        *Subject to a statutory minimum assessment of $1,000 per semi-annual period (which also applies to all other assessment risk classifications).

        A number of proposals have recently been introduced in Congress to address the disparity in bank and thrift deposit insurance premiums. On September 19, 1995, legislation was approved by the House Banking Committee that would, among other things: (i) impose a requirement on all Savings Association Insurance Fund ("SAIF") member institutions to fully recapitalize the SAIF by paying a one-time special assessment of approximately 85 basis points on all assessable deposits as of March 31, 1995, which assessment would be due as of January 1, 1996, (ii) spread the responsibility for Financing Corporation ("FICO") interest payments across all FDIC-insured institutions on a pro-rata basis, subject to certain exceptions, (iii) require that deposit insurance premium assessment rates applicable to SAIF member institutions be no less than deposit insurance premium assessment rates applicable to BIF member institutions, (iv) provide for a merger of the BIF and the SAIF as of January 1, 1998, (v) require savings associations to convert to state or national bank charters by January 1, 1998, (vi) require savings associations to divest any activities not permissible for commercial banks within five years, (vii) eliminate the bad-debt reserve deduction for savings associations, although savings associations would not be required to recapture into income their accumulated bad-debt reserves, (viii) provide for the conversion of savings and loan holding companies into bank holding companies as of January 1, 1998, although unitary savings and loan holding companies authorized to engage in activities as of September 13, 1995 would have such authority grandfathered (subject to certain limitations) and (ix) abolish the Office of Thrift Supervision ("OTS") and transfer the OTS's regulatory authority to the other federal banking agencies. The legislation would also provide that any savings association that would become undercapitalized under the prompt corrective action regulations as a result of the special deposit premium assessment could be exempted from payment of the assessment, provided that the institution would continue to be subject to the payment of semiannual assessments under the current rate schedule following the recapitalization of the SAIF.

        On September 20, 1995, similar legislation was introduced in the Senate. The Senate proposal would similarly impose a one-time special assessment on savings associations in order to recapitalize the SAIF, and includes provisions similar to certain others contained in the House legislation. Unlike the House legislation, however, the Senate bill does not include a comprehensive approach for merging the savings association and commercial bank charters. The Senate bill remains pending before the Senate Banking Committee.

        The future of both of these bills is linked with that of pending budget reconciliation legislation since some of the major features of the bills are included in the Seven-Year Balanced Budget Reconciliation Act (the "Reconciliation Act"). The Reconciliation Act, which was passed by both the House and Senate on November 17, 1995 and vetoed by the President on December 6, 1995, would: (i) recapitalize the SAIF through a special assessment of between 70 and 80 basis points on deposits held by SAIF member institutions as of March 31, 1995; (ii) provide an exemption from this requirement for certain weaker institutions and a 20% reduction in the SAIF-assessable deposits of so-called "Oakar banks"; (iii) expand the assessment base for FICO payments to include all FDIC-insured institutions; (iv) merge the BIF and SAIF on January 1, 1998, but only if no insured depository institution is a savings association on that date;
(v) establish a special reserve for the SAIF on January 1, 1998; and (vi) prohibit the FDIC from setting semiannual assessments in excess of the amount needed to maintain the reserve ratio of any fund at the designated reserve ratio. The Reconciliation Act does not include a provision to merge the charters of savings associations and commercial banks.

        In light of the different proposals currently under consideration and the uncertainty of the legislative process generally, management cannot predict whether the proposed legislation will be passed or in what form. Accordingly, the effect of any such legislation on the Bank cannot be determined.

INTERSTATE BANKING AND BRANCHING

        In September 1994, the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") became law. Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

        The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

        In October 1995, California adopted "opt in" legislation under the Interstate Act that permits out-of-state banks to acquire California banks that satisfy a five-year minimum age requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry through acquisition of individual branches of California institutions and de novo branching into California are not permitted. The Interstate Act and the California branching statute will likely increase competition from out-of-state banks in the markets in which the Company operates, although it is difficult to assess the impact that such increased competition may have on the Company's operations.

COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

        The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. The Federal Reserve Board has rated the Bank "satisfactory" in complying with its CRA obligations.

        In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

ACCOUNTING CHANGES

        In October 1994, the FASB issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." This statement addresses additional disclosure requirements for derivatives and other complex financial instruments. The Company adopted SFAS No. 119 on December 31, 1994. The disclosure required by SFAS No. 119 at December 31, 1995 is presented in Note 3 to the Company's Consolidated Financial Statements. SEE "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

COMPLIANCE WITH ENVIRONMENTAL REGULATION

    Management of the Company and its subsidiary is unaware of any material effect upon the Company's and the Bank's capital expenditures, earnings or competitive position as a result of compliance with Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Based on current Federal, state and local environmental laws and regulations, the Company does not intend to make any material capital expenditures for environmental control facilities for either the remainder of its current fiscal year or its succeeding fiscal year.

EMPLOYEES

    As of December 31, 1995, the Company and its wholly-owned subsidiary had a total of 198 full-time employees and 58 part-time/flex employees. The management of the Company believes that its employee relations are satisfactory.

ITEM 2. PROPERTIES

    The Bank owns both the land and the buildings at its office facilities at the following locations:

LOCATION                               USE OF FACILITIES                   SQUARE FEET OF OFFICE SPACE
--------                               -----------------                   ---------------------------
Redondo Beach                          Branch Office                                        7,774
    1217 North Catalina Avenue
    Redondo Beach, California

Paramount                              Branch Office                                        9,706
    15943 Paramount Boulevard
    Paramount, California

Paramount                              Warehouse                                           12,353
    15625 Lakewood Boulevard
    Paramount, California

Hacienda Heights                       Branch Office                                        7,623
    2040 South Hacienda Boulevard
    Hacienda Heights, California

Fountain Valley                        Branch Office                                        6,978
    17010 Magnolia Avenue
    Fountain Valley, California

Lynwood                                Branch Office                                        8,134
    3645 Imperial Highway
    Lynwood, California

Signal Hill                            Branch Office/Administration                        36,369
    2633 Cherry Avenue
    Signal Hill, California

Los Alamitos                           Branch Office                                        7,915
    10942 Pine Street
    Los Alamitos, California

Torrance                               Branch Office                                        6,112
    2860 W. Sepulveda Boulevard
    Torrance, California

Lomita                                 Branch Office                                        2,160
    2270 Pacific Coast Highway
    Lomita, California

San Pedro                              Branch Office                                        7,318
    740 S. Gaffey Street
    San Pedro, California

    The Bank owns in fee the buildings and leases the land at its office facilities at the following locations:

                                                                                     MONTHLY RENT OF
                                                                SQUARE FEET           GROUND LEASE              TERM OF
LOCATION                            USE OF FACILITIES         OF OFFICE SPACE        AS OF 12/31/95          GROUND LEASE
--------                            -----------------         ---------------        --------------          ------------
Brea                                Branch Office                 6,483                $ 1,556           2/9/76 to 2/9/2001
   1643 East Imperial Highway                                                                            with two ten year
   Brea, California                                                                                      options

Manhattan Beach                     Branch Office                 6,050                $ 6,541           5/1/80 to 4/30/2000
   3300 North Sepulveda Boulevard                                                                        with two ten year
   Manhattan Beach, California                                                                           options

Westminster                         Branch Office                 8,094                $ 1,902           1/1/74 to 12/31/2011
   535 Westminster Mall                                                                                  with two ten year
   Westminster, California                                                                               options

         The Bank leases its office facilities at the following locations:

                                                                                    MONTHLY RENT OF
                                                                SQUARE FEET           GROUND LEASE             TERM OF
LOCATION                            USE OF FACILITIES         OF OFFICE SPACE        AS OF 12/31/95             LEASE
--------                            -----------------         ---------------        --------------             -----
Irvine                              Branch Office                  6,278                $14,031          11/1/80 to 11/1/2009
   4180 Barranca Parkway
   Irvine, California

North San Pedro                     Branch Office                  4,000               $  7,970          7/15/94 to 2/12/99
   1090 N. Western Ave                                                                                   with three five year
   San Pedro, California                                                                                 options

         The Company does not directly own or lease any property. Its administrative offices are located at the Bank's headquarters in Signal Hill.

    ITEM 3. LEGAL PROCEEDINGS

         In the normal course of doing business, the Company and the Bank occasionally becomes a party to litigation. Currently, there are two cases pending against the Bank which relate to certain depository accounts that were opened for varying periods from twenty-nine days to four months. In the opinion of management, and the Bank's legal counsel, the disposition of all pending litigation involving the Company and the Bank will have no adverse material effect upon its financial condition and results of operations.

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock is traded in the over-the-counter market, but is not included for quotation on the National Association of Securities Dealers Automated Quotation System, nor is it listed on any exchange. Trading in the Company's Common Stock has been infrequent, and such trades cannot be characterized as constituting an active trading market. Management is aware of six securities dealers which make a market for the Company's Common Stock: (1) Burford Capital/GBS, La Crescenta, California; (2) Crowell Weedon & Co., Los Angeles, California; (3) Dean Witter Reynolds, Inc., Long Beach, California;
(4) Hoefer & Arnett, Inc., San Francisco, California; (5) Ryan, Beck & Co., West Orange, New Jersey; and (6) Smith Barney, Harris Upham & Co., Inc., Los Angeles, California.

     The information set forth in the table below summarizes high and low bid prices as reported by Crowell Weedon & Co., a market maker for the Company's Common Stock and the volume of trading as reported by Bloomberg, for the periods indicated. The prices below do not include retail markups, mark-downs or commissions and may not necessarily have represented actual transactions. Additionally, there may have been transactions at prices other than those shown during that time.

                                     HIGH             LOW        TRADING VOLUME
                                  ----------       ---------    ----------------
         1995
            First Quarter            9.625           9.625           27,720
            Second Quarter            9.75           9.625           83,265
            Third  Quarter           12.00            9.75          165,690
            Fourth Quarter           12.25           11.25           32,175

         1994
            First Quarter            10.25            9.50           70,311
            Second Quarter           10.25            9.50           70,000
            Third  Quarter           10.50           9.875           82,700
            Fourth Quarter           10.75           9.625           66,600


     On December 31, 1995, there were approximately 1,067 shareholders of record of the Company's Common Stock.

DIVIDENDS

     During 1995 the Company declared cash dividends in the aggregate of $1,654,754 or $.41 per share and paid cash dividends in the aggregate of $1,298,778 or $.325 per share. In January 1996, the Company paid cash dividends in the aggregate of $358,008 or $.085 per share. During 1994 the Company paid cash dividends of $1,141,305 or $.30 per share. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Capital Resources." All per share amounts disclosed in this Annual Report, except cash dividends per share, are adjusted to give effect to five percent stock dividends declared in the fourth quarters of 1995, 1994 and 1991.

     As a bank holding company without significant assets other than its equity interest in the Bank, the Company's ability to pay dividends primarily depends upon the dividends it receives from the Bank which, in turn, are subject to certain limitations. The Company's ability to pay dividends is also limited by state corporation law. See "ITEM 1. BUSINESS-- Supervision and Regulation -- Restrictions on Dividends by the Company and Transfers of Funds to the Company by the Bank."

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA.

     The following table sets forth certain selected consolidated financial data for the Company as of and for each of the years in the five-year period ended December 31, 1995. This table is qualified in its entirety by the detailed information and financial statements presented elsewhere herein and should be read in conjunction with the Company's Consolidated Financial Statements and Notes related thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein (dollars in thousands, except per share data).

                                                      1995              1994             1993             1992             1991
                                                 ------------       -----------       ----------      -----------      -----------
SUMMARY STATEMENT OF INCOME DATA
   Interest income                                $    31,651       $    28,983       $   27,118       $   31,851       $   38,895
   Interest expense                                     7,155             6,415            6,736           10,054           16,607
                                                   ----------       ----------       ----------        ----------       ----------
   Net interest income before loss provision           24,496            22,568           20,382           21,797           22,288

   Provision for possible loan losses                   2,100               800              750            6,000            2,150
   Non-interest income                                  5,213             4,507            7,758            5,636            5,644
   Non-interest expense                                21,872            21,299           20,341           20,466           25,646
   Net gain (loss) on other real estate owned            (614)             (488)          (1,209)            (337)               0
                                                  -----------       -----------       ----------       ----------       ----------


   Earnings before income taxes                         5,123             4,488            5,840              630              136
   Provision (benefit) for income taxes                 1,359             1,169            2,215              188             (879)
                                                  -----------       -----------       ----------       ----------       ----------
     Net income                                   $     3,764       $     3,319       $    3,625       $      442       $    1,015
                                                  ===========       ===========       ==========       ==========       ==========

SUMMARY BALANCE SHEET DATA (YEAR END)
   Net loans                                      $   208,110       $   195,831       $  196,471       $  233,290       $  255,757
   Allowance for loan losses                            3,113             2,818            3,573            4,011            3,782
   Investment securities:

     Taxable                                          125,814           166,055          108,501           79,968           55,887
     Non-Taxable                                        7,082             6,881           10,685           17,979           39,055
     Unrealized gains (losses), net                       990            (5,056)           1,935                0                0
   Earning  assets                                    358,719           378,485          333,230          344,647          354,680
   Total assets                                       423,792           439,632          391,300          408,974          422,956
   Interest-bearing deposits                          236,823           256,860          229,725          252,108          273,389
   Total deposits                                     369,031           392,269          335,800          361,907          375,123
   Shareholders' equity (6)                            51,416            45,654           47,411           43,649           45,156

PER SHARE DATA
Net Income (1)                                    $       .90       $       .80       $      .87       $      .10       $      .24
Book value (1)(2)                                       12.28             10.93            11.35            10.35            10.59
Cash dividends declared                                   .41               .30             .225              .30              .60
Weighted average shares outstanding (1)             4,177,865         4,175,207        4,175,084        4,214,630        4,272,609

SELECTED FINANCIAL RATIOS
   Return on average shareholders' equity                7.78%             7.14%            8.04%            1.01%            2.21%
   Return on average assets                               .89%              .77%             .90%             .11%             .23%
   Net interest spread (3)                               5.76%             5.37%            5.20%            5.17%            4.31%
   Net interest yield (4)                                6.76%             6.18%            5.98%            6.13%            5.80%
   Nonaccrual loans to total loans                       1.53%             3.32%            2.05%            1.29%             .73%
   Nonperforming assets (5) to average
     total assets                                        1.94%             2.26%            2.00%            2.84%            3.09%
   Net charge-offs to average loans                       .87%              .78%             .55%            2.32%             .46%
   Tier 1 Capital to risk weighted assets               16.96%            16.25%           16.07%           13.28%           12.32%
   Total capital to risk weighted assets                18.09%            17.30%           17.32%           14.53%           13.51%
   Leverage ratio (Tier 1 Capital to
     total average assets)                              11.05%            10.17%           10.38%            9.21%            8.94%
   Average total shareholders' equity to
     average total assets                               11.38%            10.82%           11.23%           10.49%           10.46%
   Total interest expense to gross
     interest income                                    22.61%            22.13%           24.84%           31.57%           42.70%
   Loans to deposits at period end                      56.39%            49.92%           58.51%           64.46%           68.18%
   Cash dividends declared to net income                43.97%            34.38%           23.50%          258.22%          221.52%


--------------------------
(footnotes on the following page)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto presented elsewhere in this Annual Report.

FINANCIAL CONDITION

GENERAL

     The Company's consolidated assets were approximately $423,792,000 at December 31, 1995, a decrease of 3.60% or $15,840,000 from December 31, 1994, which had consolidated assets of approximately $439,632,000. Cash and cash equivalents increased 8.98% or $4,401,000, of which federal funds sold increased $7,800,000 and cash and due from banks decreased $3,399,000. Securities held to maturity at December 31, 1995, totaled $13,131,000, as compared to $-0- at December 31, 1994. Securities available for sale, net of unrealized gains (losses) decreased 28.07% or $47,125,000 and net loans increased 6.27% or $12,279,000 when comparing December 31, 1995 to December 31, 1994. Deposits decreased 5.92% or $23,238,000 when comparing the same periods. The reduction in securities available for sale reflects the sale of such securities to fund the contraction in deposits, primarily in the area of savings and interest bearing demand deposits as deposit customers sought alternatives for higher yields on their investment dollars. Securities available for sale were also utilized to expand the loan portfolio and to replenish overnight federal funds that had experienced a drop earlier in the year as a result of the contraction in deposits. Management utilizes overnight federal funds as a vehicle that allows immediate funding for loan commitments and potentially large deposit withdrawals while earning interest income. Real estate owned at December 31, 1995 increased 126.11% or $2,743,000 compared to December 31, 1994. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Financial Condition -- Nonperforming Loans and Real Estate Owned." The allowance for possible loan losses at December 31, 1995 increased 10.47% or $295,000 compared to December 31, 1994. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Financial Condition -- Allowance for Possible Loan Losses." At December 31, 1994, assets increased 12.35% or $48,332,000 from December 31, 1993, which had total assets of $391,300,000. The increase in total assets for the year ended December 31, 1994 compared to December 31, 1993, was primarily in securities available for sale which increased 38.61%, loans decreased 0.70% and deposits increased 16.82%. As the demand for loans remained low in 1994, the cash flow from the increase in deposits was used to purchase securities. The significant increase in deposits was a result of two purchase and assumption agreements with the FDIC in 1994. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA --
Note 15 Purchase and Assumption of Certain Assets and Liabilities."

----------------------------
(footnotes from the previous page)

(1) Net income per share and book value per share were restated to reflect the effect of a 5% stock dividend issued in 1995, 1994 and 1991.

(2) Represents common shareholders' equity divided by the number of shares outstanding at period end without giving effect to the possible dilutive effect of the exercise of outstanding stock options which is deemed by management to be immaterial.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities. The net interest spread is not computed on a tax equivalent basis.

(4) Represents net interest income as a percentage of average interest-earning assets. The net interest yield is not computed on a tax equivalent basis.

(5) Nonperforming assets consist of non-accrual loans, loans past due 90 days or more, restructured loans, non-accrual securities and real estate owned.

(6)  Shareholders' equity includes $580,000, $(2,956,000) and $989,000 of unrealized gains (losses), net of deferred taxes at December 31, 1995, 1994 and 1993, respectively.

     Shareholders' equity was $51,416,000 at December 31, 1995, which reflects an increase of 12.62% or $5,762,000 from December 31, 1994. This increase includes a change of $3,536,000 in net unrealized gains on securities available for sale, net of deferred taxes. Shareholders' equity was $45,654,000 at December 31, 1994, which reflects a decrease of 3.71% or $1,757,000 from December 31, 1993. This decrease includes a change of $3,945,000 in net unrealized losses on securities available for sale, net of deferred taxes. The Company's regulatory capital to assets ratios at December 31, 1995 continued to remain at levels well above regulatory requirements. The Company's capital to asset ratios at December 31, 1995 and December 31, 1994, were 16.96% and 16.25% for tier 1 capital to risk weighted assets, 18.09% and 17.30% for total capital to risk weighted assets and 11.05% and 10.17% for the leverage ratio (tier 1 capital to total average assets), respectively.

MERGERS AND ACQUISITIONS

     On January 10, 1996, the Company entered into a definitive agreement to merge with and into CU Bancorp, a California corporation and parent of California United Bank, National Association. Under the terms of the definitive agreement, shareholders of the Company will receive 1.409 shares of CU Bancorp stock for each share of the Company's stock. The definitive agreement is subject to shareholder and regulatory approval and is expected to be completed by the end of the second quarter 1996. At December 31, 1995 CU Bancorp had total assets of $325,309,000 and total shareholders' equity of $33,006,000.

     In October 1995, the Bank entered into a deposit purchase agreement with Southern California Bank to purchase the deposits of their Signal Hill office. Upon regulatory approval the Bank consummated the purchase on February 20, 1996. The deposits purchased in the transaction totaled in aggregate $1,656,000 which reflects less than 1% of total deposits and assets of the Bank.

     In April and July of 1994, the Bank entered into Purchase and Assumption Agreements (P & A Agreements) with the FDIC. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- Note 15 Purchase and Assumption of Certain Assets and Liabilities." Under the terms of the P & A Agreement for the Mechanics National Bank (MNB) and the FDIC Consortium Agreement effective April 1, 1994, the Bank was named as lead bank. As lead bank, a fee was paid to the Bank and the Bank was allowed to collect certain other administrative fees from the other Consortium Members. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Results of Operations -- Other Operating Revenue." Two branch operations of MNB were acquired creating a new Paramount office facility into which the Bank then merged its existing Paramount office and the MNB Torrance office was merged into the Bank's existing Torrance office. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Results of Operations -- Other Operating Expense." The Bank's old Paramount office is currently being used as a warehouse facility and the Bank opted not to keep the Torrance facility of MNB.

     Under the terms of the P & A Agreement for the Bank of San Pedro effective July 15, 1994, the Bank was the sole institution involved. The Bank of San Pedro originally had six branch locations of which the Bank opted to keep two facilities open and merged the other four into other offices depending on their location. Some of the employees of the Bank of San Pedro were hired to staff the two new locations.

LOANS

     Net loans totaled $208,110,000 at December 31, 1995, an increase of 6.27% or $12,279,000 from December 31, 1994, which totaled $195,831,000. This modest increase is primarily in the areas of real estate construction and other real estate loans. Other real estate loans primarily consists of commercial loans secured by first trust deeds on commercial real estate. Due to the easing of interest rates by the Federal Reserve Board in 1995 loan requests shifted into real estate commercial and construction loans. Some commercial customers felt that it was the right time to purchase their own facility or expand into larger facilities. Notwithstanding the purchase of loans under the P & A Agreement for the Bank of San Pedro, net loans decreased 0.33% or $640,000 from December 31, 1994 to December 31, 1993. The decrease from December 31, 1993 to December 31, 1994 reflected a slow demand for loans. Net loans to total assets comprised 49.11%, 44.54% and 50.21% at December 31, 1995, 1994 and 1993, respectively. The ratio of total
average loans to total average deposits was 55.58%, 52.55% and 61.72% for the years ended December 31, 1995, 1994 and 1993, respectively.

     Commercial loans totaled approximately $79,600,000 at December 31, 1995, a decrease of 17.85% or $17,300,000, which totaled approximately $96,900,000 at December 31, 1994. Commercial loans increased 9.99% or $8,800,000 at December 31, 1994 from December 31, 1993, which totaled approximately $88,100,000. Commercial lending is on a non-speculative basis primarily to professionals and companies with sales from less than $1,000,000 to $15,000,000 or more annually. The commercial loan portfolio is diversified with no major concentration in any specific industry. The decrease of commercial loans in 1995, is primarily due to an apparent shifting of loan demand to real estate commercial. Management cannot predict what effect new regulatory issues, Federal Reserve Board's monetary policies or consumer confidence in the economy will have on the loan portfolio.

     Accounts receivable loans, (which are included in commercial loans), totaled approximately $7,100,000 at December 31, 1995, a decrease of 16.47% or $1,400,000 from December 31, 1994, which had accounts receivable loans of approximately $8,500,000. These loans increased 88.89% or $4,000,000 from December 31, 1993, which had accounts receivable loans of approximately $4,500,000. The decrease in 1995 was due to payments on outstanding balances exceeding the advances on available lines. The increase in 1994 was primarily due to the lifting of a self imposed moratorium in the fourth quarter of 1993 which allowed for new accounts receivable lending. Accounts receivable loans are administered by a separate department of professionals who periodically audit and examine each borrower.

     Real estate construction loans totaled approximately $16,900,000 at December 31, 1995, an increase of 69.00% or $6,900,000 from December 31, 1994, which totaled approximately $10,000,000. Real estate construction loans decreased 58.51% or $14,100,000 at December 31,1994 from December 31, 1993, which totaled approximately $24,100,000. The increase in 1995 was due to new construction lending stimulated by lower interest rates. The decrease in 1994 was due primarily to the decline in demand for construction loans reflecting the weak real estate market in Southern California in 1994 and 1993. The Company's real estate construction loans are primarily for single family homes located within its market area. The majority of these homes are designed for first time and middle income buyers. The Company provides interim construction financing for both residential and commercial projects.

     Other real estate loans totaled approximately $83,000,000 at December 31, 1995, an increase of 27.30% or $17,800,000 from December 31, 1994, which totaled approximately $65,200,000. Other real estate loans increased 2.68% or $1,700,000 at December 31, 1994 from December 31, 1993, which had other real estate loans that totaled approximately $63,500,000. This category of loans includes commercial loans secured by first trust deeds on commercial real estate. Such loans totaled approximately $66,000,000 and $43,700,000 or 79.52% and 67.02% of all other real estate loans at December 31, 1995 and 1994, respectively. The increase in 1995 was primarily due to the desire of commercial customers to own their facility or expand into larger facilities. These loans are not intended as permanent financing of real estate, but are secured by commercial real estate with maturity dates normally running from three to seven years with certain exceptions for exceptional borrowers, properties and purposes. At the conclusion of the term of these loans, approximately 50% of them are refinanced for short terms after reevaluating the loan to ensure that it meets the Bank's current lending and pricing standards.

     Another segment of the real estate loan portfolio is home equity lines of credit tied to the prime rate which totaled approximately $8,400,000 or 10.12% of other real estate loans at December 31, 1995. This is a decrease of 6.66% or $600,000 from December 31, 1994, which totaled approximately $9,000,000 or 13.80%. Home equity lines of credit decreased 19.64% or $2,200,000 at December 31, 1994 from December 31, 1993, which had home equity lines of credit that totaled approximately $11,200,000 or 17.64%. The decreases in 1995 and 1994 were due to payoffs from refinances as consumers took advantage of the lower interest rate environment. The interest rates began to rise in March 1994 and then began to drop in 1995, as a direct result of Federal Reserve Board's monetary policy which has influenced the amount of refinancing activity. These lines of credit are to individuals secured by first or second deeds of trust on their primary single family residences. The Bank uses third party appraisers who are either state licensed or certified to appraise such properties. The Bank does not make long term conventional real estate mortgage loans and as such does not offer adjustable rate mortgages.

     The Company is subject generally to the fluctuations in the California residential and commercial real estate market and in particular to the markets in Los Angeles and Orange County. Current general economic conditions and, more specifically, real estate market conditions could have a significant impact on the Company's real estate and construction loan portfolio. A continued decline in real estate values and/or the demand for residential and commercial real estate in California or in the Los Angeles and Orange County areas could have an adverse impact upon the financial condition and results of operations of the Company. The Company has underwriting procedures designed to identify what it believes to be acceptable levels of risk.

     Installment loans totaled approximately $33,600,000 at December 31, 1995, an increase of 24.44% or $6,600,000 from December 31, 1994, which totaled approximately $27,000,000. Installment loans increased 9.31% or $2,300,000 at December 31, 1994 from December 31, 1993, which had installment loans that totaled approximately $24,700,000. Dealer originated automobile loans totaled approximately $21,400,000 at December 31, 1995, an increase of 57.35% or $7,800,000 from December 31, 1994, which had loans of $13,600,000. December 31, 1994 dealer originated automobile loans showed an increase of 24.77% or $2,700,000 from December 31, 1993. The Company attributes the increase of these loans to improved efficiencies of the centralized consumer loan department and increased focus on dealer financing. The Company offers a wide variety of direct new and used automobile financing whose loan terms vary depending upon the length and amount of the loan, the type and value of the automobile and the creditworthiness of the borrower.

     In addition, the Company offers other types of consumer installment loans such as personal loans, fixed rate home equity loans and home improvement loans. These loans are made on a direct simple interest basis and totaled approximately $12,200,000 at December 31, 1995, compared with approximately $13,400,000 at December 31, 1994, a decrease of 8.96% or $1,200,000. At December 31, 1994, these loans decreased 2.19% or $300,000 compared with approximately $13,700,000 at December 31, 1993. These decreases were attributed to the interest rate environment and significant amounts of home mortgage refinancing activities.

     Under regulations governing California state-chartered banks, the Bank may lend up to 15% of its adjusted capital on an unsecured basis and 25% of its adjusted capital on a secured basis to any one borrower; however, the total of such secured and unsecured loans cannot exceed 25% of the Bank's adjusted capital. As of December 31, 1995, the Bank's loan limits under these regulations were $7,935,000 on an unsecured basis and $13,225,000 on a secured basis. As of December 31, 1994, the Bank's loan limits under these regulations were $6,800,000 on an unsecured basis and $11,400,000 on a secured basis.

     In the ordinary course of doing business, the Bank has granted loans to certain officers, directors and their affiliates. These loans were made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with other customers. They did not involve more than the normal risk of collectibility or present other unfavorable features. All loans to insiders are submitted to the Loan Committee prior to being presented to the Bank's Board of Directors for their approval. The Bank's Board of Directors has adopted a policy that all director loans must be collateralized to the extent of the amount of credit approved. The outstanding balances of such loans totaled approximately $1,100,000, $1,200,000 and $1,300,000 at December 31, 1995, 1994 and 1993,
respectively. All present loans are current as to interest and principal.

     The Company had standby and commercial letters of credit aggregating $2,800,000 at December 31, 1995 compared with $5,000,000, $5,200,000, $5,200,000 and $6,200,000 at December 31, 1994, 1993, 1992 and 1991, respectively. In addition, the Bank had commitments to grant real estate construction loans and commercial loans plus the undisbursed portions of existing construction loans, lines of credit and optional advance notes totaling $49,500,000 and $38,900,000 at December 31, 1995 and 1994, respectively.

     The following table sets forth the amount of total loans outstanding in each category at the dates indicated (dollars in thousands):

                                                                               DECEMBER 31,
                                                ------------------------------------------------------------------------
                                                  1995            1994            1993            1992            1991
                                                --------        --------        --------        --------        --------
Commercial                                      $ 79,567        $ 96,900        $ 88,138        $106,154        $121,241
Real estate-- construction                        16,933          10,000          24,133          34,018          28,067
Real estate-- other                               82,992          65,174          63,540          63,397          59,151
Installment                                       33,588          27,007          24,659          34,735          52,486
All other loans (including overdraft)              1,635           1,771           1,640           1,707           1,682
                                                --------        --------        --------        --------        --------
   Total gross loans                             214,715         200,852         202,110         240,011         262,627
Less: Unearned discounts and fees                  3,492           2,203           2,066           2,710           3,088
Less: Allowance for possible loan losses           3,113           2,818           3,573           4,011           3,782
                                                --------        --------        --------        --------        --------
   Total net loans                              $208,110        $195,831        $196,471        $233,290        $255,757
                                                ========        ========        ========        ========        ========

NONPERFORMING LOANS AND REAL ESTATE OWNED

     Nonperforming loans totaled $3,338,000 at December 31, 1995, a decrease of 49.77% or $3,307,000 compared to $6,645,000 at December 31, 1994. The $3,338,000 represents 1.58% of total loans. Of the $6,645,000 at December 31, 1994, $579,000 was charged-off, $3,526,000 was transferred to real estate owned and $2,228,000 was received in payments. The $3,338,000 includes $3,232,000 in non-accrual loans and $106,000 in loans past due 90 days or more and still accruing interest. The $3,232,000 in non-accrual on December 31, 1995, includes $2,972,000 added since December 31, 1994. Of the $3,232,000 in non-accrual loans, $3,207,000 is secured by deeds of trust and $25,000 is secured by other collateral. Of loans in non-accrual status $1,910,000 is represented by loans to related entities which are secured by real estate, having an approximate loan to value ratio of 70% (based on appraisals of various dates which have been discounted to reflect current market condition and/or actual pending sales transactions). Management has set a specific reserve of $251,000 on the $1,910,000 and it is believed to be sufficient to absorb any anticipated loss. The next largest non-accrual loan had a balance of $466,000 at December 31, 1995 with a specific reserve of $50,000. This loan is participated with another financial institution and it is secured by a deed of trust. Loans 90 days or more past due and still accruing increased $54,000 compared to December 31, 1994.

     The Company considers a loan to be nonperforming when any one of the following events occur: (a) any installment of principal or interest is 90 days past due; or (b) the loan is placed on non accrual status. The Company's policy is to classify loans which are delinquent in interest or principal for a period of 90 days as non-accrual loans unless management determines that the loan is adequately collateralized and in the process of collection or other circumstances exist which would justify the treatment of the loan as fully collectable. Accrual of interest on loans and leases is discontinued when management believes, after considering economic and business conditions, and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Interest income is subsequently recognized on non-accrual loans only to the extent cash payments are received or until, in management's judgment, the borrower's ability to make periodic interest and principal payments is no longer doubtful, in which case the credit is returned to accrual status.

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

     The Bank has defined impaired loans as individual loans or relationships of $250,000 or more and not currently accruing interest. As permitted by these new standards, the Bank excludes from its calculations smaller balance, homogeneous loans such as consumer installment loans and lines of credit, and direct finance leases. In determining whether a loan is impaired or not, the Bank applies its normal loan review procedures in making that judgment. Loans which the Bank expects to collect in full and for which an insignificant delay, i.e., 45 days past due, or an insignificant shortfall in amount of payments is anticipated are not considered impaired. The Bank measures impairment on a loan-by-loan basis using either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent.

     At December 31, 1995, the Bank had $2,868,000 in impaired loans and a related loss allowance of $356,000. Of the $2,868,000 of impaired loans, all of which were non-accruing, $200,000 was measured using the present value method and $2,668,000 was measured using the fair value of the collateral. The average balance of impaired loans for the year ended December 31, 1995 was $4,626,000. No income was recognized in 1995 on impaired loans.

     Problem loans and nonperforming loans are monitored on a regular basis by Credit Administration. In addition, a Special Assets Committee, which includes members of senior management and the Board of Directors, reviews these loans as does the Bank's Directors Audit Committee. Periodic review is also performed by a third party auditor.

     Real estate owned totaled $4,918,000 at December 31, 1995, an increase of 126.11% or $2,743,000 from the $2,175,000 at December 31, 1994. The increase is primarily due to the foreclosure of five properties. Three of the these foreclosure actions resulted in properties representing 66% of the total real estate owned balance at December 31, 1995. One is a 60 unit manufactured housing complex valued at $2,300,000, the second is made up of two theaters valued at $675,000 and the third is a gas station valued at $250,000. During 1995, seven other properties were transferred to real estate owned and subsequently sold. They included a theater in Newport Beach, Ca., an auto repair facility in San Pedro, Ca., a single family residence in Long Beach, Ca., an unimproved lot in Cota de Caza, an office complex in Lawndale, Ca., a single family residence in Westchester and a four unit condominium project in Venice Beach. The proceeds from the sales were approximately $2,964,000. Additionally, the office complex in Torrance, Ca. which was contained in real estate owned at December 31, 1994, was sold during 1995. The proceeds from its sale was $381,000 with its related loss of approximately $94,000. Writedowns due to deterioration in value of certain properties totaled approximately $605,000 for the year ended December 31, 1995. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Results of Operations -- Other Operating Expense." Other real estate owned properties in the amount of $1,693,000 consists of 161 acres of unimproved land in Orange County, a condominium in Lomita, Ca. and office condominiums in Lawndale, Ca. Real estate owned is carried at the lower of cost or fair market value less estimated carrying costs and cost of disposition. Cost is determined at the date of acquisition as the result of a foreclosure sale and is equal to the receivable balance at that date. If the cost (plus any liabilities assumed at foreclosure) exceeds the appraised value, the carrying value of the property is written down to its fair value. During the time the property is held, all related carrying costs and losses on revaluation are expensed as incurred. Gains or losses on sales are recorded in conformity with standards that apply to the accounting for sales of real estate.

     All properties transferred into real estate owned are marketed aggressively but prudently in order to reduce exposure to unnecessary loss.

     The following table provides information with respect to the components of the Company's nonperforming loans at the dates indicated (dollars in thousands):

                                                                  DECEMBER 31,
                                      ------------------------------------------------------------------
                                       1995           1994           1993           1992           1991
                                      ------         ------         ------         ------         ------
Nonaccrual loans (1)
   Commercial                         $1,412         $1,665         $  319         $1,448         $  328
   Real estate - construction              0          1,595          3,261          1,282          1,200
   Real estate - other                 1,795          3,322            512            334             88
   Installment and other                  25             11              4              0            282
                                      ------         ------         ------         ------         ------
     Total                             3,232          6,593          4,096          3,064          1,898
                                      ------         ------         ------         ------         ------
Loans 90 days or more past
  due and still accruing (2):

   Commercial                              0              0            506            118          1,626
   Real estate - construction              0              0              0            199            803
   Real estate - other                    79              0              0            194            131
   Installment and other                  27             52             92            159            377
                                      ------         ------         ------         ------         ------
     Total                               106             52            598            670          2,937
                                      ------         ------         ------         ------         ------

     Total nonperforming loans        $3,338         $6,645         $4,694         $3,734         $4,835
                                      ======         ======         ======         ======         ======
Nonperforming loans as a
percentage
   of total loans                       1.58%          3.35%          2.35%          1.57%          1.86%
                                      ======         ======         ======         ======         ======

-----------------------------------
(1) During the fiscal year ended December 31, 1995, 1994 and 1993, approximately $103,000, $292,000 and $240,000, respectively, of interest income related to these loans was included in net income. Additional interest income of $221,700, $412,600 and $170,400 would have been recorded for the year ended December 31, 1995, 1994 and 1993, respectively, if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

(2) During the fiscal year ended December 31, 1995, 1994 and 1993, approximately $126,000, $1,500 and $18,300, respectively, of interest income related to these loans was included in net income.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The allowance for possible loan losses was $3,113,000 at December 31, 1995, compared to $2,818,000, $3,573,000, $4,011,000 and $3,782,000 at December 31,
1994, 1993, 1992 and 1991, respectively. The ratio of the allowance to total loans was 1.47% at December 31, 1995, compared to 1.42%, 1.79%, 1.69% and 1.46%
at December 31, 1994, 1993, 1992 and 1991, respectively. Net charge-offs to average loans, averaged 1.01% over the same five year period. The ratio of allowance to nonperforming loans ("coverage ratio") was 93.26% at December 31, 1995, compared to 42.41%, 76.12%, 107.42% and 78.22% at December 31, 1994, 1993,
1992 and 1991, respectively. The improved coverage ratio reflects both the decline in nonperforming loans from $6,645,000 at December 31, 1994 to $3,338,000 at December 31, 1995, and an increase in the provision for loan loss of $1,300,000 in 1995, compared to 1994. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Financial Condition -- Nonperforming Loans and Real Estate Owned."

     Management maintains a problem loan list. This list includes those loans that are identified as having varying degrees of risk in excess of loans having a normal amount of risk. It is the policy of the Company to put a loan on the problem loan list if the loan develops any weakness in cash flow or security regardless of whether the loan is in a current status or not. The Company's grading system drives the loan loss reserve calculation on these loans. Nonperforming loans are contained in the problem loan list. As of December 31, 1995, the allowance for possible loan losses represented 23% of total problem loans as compared to 19% at December 31, 1994. The following table details the category distribution of management's problem loan list as of December 31, 1995 and 1994.

                                               DECEMBER 31,1995     DECEMBER 31,1994
                                               ----------------     ----------------
              Commercial                          $ 7,555,000          $ 3,887,000
              Real estate - construction            2,952,000            3,269,000
              Real estate - other                   2,416,000            7,184,000
              Installment and other                   584,000              369,000
                                                  -----------          -----------
                  Total                           $13,507,000          $14,709,000
                                                  ===========          ===========

     The Company has approximately $52,300,000 in commitments to make loans and extend additional credit under lines of credit it does not generally consider these items as a group in the analysis of the allowance for possible loan loss adequacy. Of this $52,300,000, approximately $45,500,000 is cancelable immediately or have maturities of one year or less. These commitments are conditional upon the continued financial strength of the borrower or defined collateral values in the case of accounts receivable, construction loans, or home equity loans.

     All loans in the portfolio are graded as to quality when the loan is made, each time it is renewed and when it is reviewed by the Company's external examiners. Any loan not falling into the highest quality grouping is specifically reviewed for loss potential and is given a specific dollar amount reserve. Only on loans with the highest quality rating is a historical perspective used to give a general allowance percentage.

     The allowance is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported against earnings in the periods in which they become known. The allowance is increased by a provision charged to operating expense and reduced by net charge-offs. The Company's current allowance for loan losses reflects monthly evaluation by management of the known risks in the portfolio and risks inherent in the present general economic outlook. These results reflect management's continuing concerted efforts at reducing potential losses and monitoring and controlling problem loans. Management believes that the current level of the allowance is adequate.

     The Company's policy as it relates to recognizing losses and charging bad debts to the allowance is determined by the secured position of the related loan. Unsecured loans are generally charged to the allowance for possible loan losses when they become 90 days or more past due and management believes that it is probable that the loan will not be collected. Secured loans are evaluated by analyzing the customers' ability to pay and the underlying current collateral values. Secured loans are internally classified as a loss and charged-off when management concludes that the value of the underlying collateral is impaired and that the borrower is unable to repay the loan.

     The following table summarizes, for the periods indicated, loan balances at the end of each period and daily averages during the period; changes in the allowance for possible loan losses arising from loans charged-off, recoveries on loans previously charged-off and additions to the allowance which have been charged to operating expense; and certain ratios relating to the allowance for possible loan losses (dollars in thousands):




                                                                                  YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------------------------------------
                                                             1995            1994            1993            1992            1991
                                                           --------        --------        --------        --------        --------

BALANCES:
   Average loans during period                             $207,577        $199,036        $217,150        $248,357        $268,385
   Loans at end of period                                   211,223         198,649         200,044         237,301         259,539
ALLOWANCE FOR POSSIBLE LOAN LOSSES:
   Balance at beginning of period                          $  2,818        $  3,573        $  4,011        $  3,782        $  2,872
                                                           --------        --------        --------        --------        --------
ACTUAL CHARGE-OFFS:
   Commercial                                                   704           1,351           2,718           7,736             920
   Real estate - construction                                   232             421             809             100             104
   Real estate - other                                        1,146               0              20               0             140
   Installment                                                  349             172             297             506             217
   Other (including overdrafts)                                  52              81              47              66              40
                                                           --------        --------        --------        --------        --------
     Total                                                    2,483           2,025           3,891           8,408           1,421

RECOVERIES ON LOANS PREVIOUSLY CHARGED-OFF:
   Commercial                                                   160             249           2,628           2,572             116
   Real estate - construction                                    24             175               0               0               0
   Real estate - other                                          454               0               0               0               0
   Installment                                                   31              42              73              60              60
   Other (including overdrafts)                                   9               4               2               5               5
                                                           --------        --------        --------        --------        --------
     Total                                                      678             470           2,703           2,637             181

   Net loan charge-offs                                       1,805           1,555           1,188           5,771           1,240
   Provision charged to operating expense                     2,100             800             750           6,000           2,150
                                                           --------        --------        --------        --------        --------
     Balance at end of period                              $  3,113        $  2,818        $  3,573        $  4,011        $  3,782
                                                           ========        ========        ========        ========        ========
RATIOS:
   Net loan charge-offs to average loans                        .87%            .78%            .55%           2.32%            .46%
   Allowance for possible loan losses to
     loans at end of period                                    1.47            1.42            1.79            1.69            1.46
   Allowance for possible loan losses to
     nonperforming loans                                      93.26           42.41           76.12          107.42           78.22
   Net loan charge-offs to allowance for
     possible loan losses                                     57.98           55.18           33.25          143.88           32.79
   Net loan charge-offs to provision
     charged to operating expense                             86.00          194.38          158.40           96.18           57.67

              ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES



                                                             DECEMBER 31,
                  ---------------------------------------------------------------------------------------------------
                        1995                1994                1993                1992                1991
                  ---------------------------------------------------------------------------------------------------
                            Percent             Percent             Percent             Percent             Percent
                              of                  of                  of                  of                  of
                             loans               loans               loans               loans               loans
                              to                  to                  to                  to                  to
                   Dollar    total     Dollar    total     Dollar    total     Dollar    total     Dollar    total
                   Amount    loans     Amount    loans     Amount    loans     Amount    loans     Amount    loans
                  ---------------------------------------------------------------------------------------------------
Commercial        $   488     37.0%   $   334     48.0%    $1,248     44.0%    $2,218     45.0%    $2,451     47.0%
Real estate -
  construction        256      8.0%       371      5.0%       600     12.0%       425     14.0%        43     11.0%
Real estate -
  other               221     39.0%       889     33.0%       900     32.0%        43     26.0%        20     23.0%
Installment
  and other            63     16.0%        50     14.0%       145     12.0%        15     15.0%        56     19.0%
Unallocated         2,085      N/A      1,174      N/A        680      N/A      1,310      N/A      1,212      N/A
                   ------    -----     ------    -----     ------    -----     ------    -----     ------    -----
  Total            $3,113    100.0%    $2,818    100.0%    $3,573    100.0%    $4,011    100.0%    $3,782    100.0%
                   ======    =====     ======    =====     ======    =====     ======    =====     ======    =====




     Although management believes the allowance is adequate to absorb losses as they arise, there can be no assurance that the Company will not sustain losses in any given period which could be substantial in relation to the size of the allowance.

SECURITIES PORTFOLIO

     The Company complies with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company holds securities in two categories, available for sale and held to maturity. Securities available for sale may be held for indefinite periods of time and may be sold in response to changes in interest rates and/or other economic conditions. These securities are, in the aggregate, carried at market value. Unrealized gains or losses are calculated based on adjusted cost as described below. Unrealized gains or losses, net of deferred taxes, are recorded as a separate component of shareholders' equity. Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and accounted for at cost, adjusted for amortization of premium and accretion of discount. During 1995, $13,158,916 of securities were purchased and added to the held to maturity portfolio.

     The Company's calculation of cost is increased by accretion of discounts and decreased by amortization of premiums, which are computed on the straight-line method that approximates the effective interest method. Such amortization and accretion are reflected in interest on securities. Realized gains or losses recognized on the sales of securities are based upon the adjusted cost and computed on the specific identification method and are classified in other operating revenue, securities gains or losses, net.

     At December 31, 1995, securities totaled $133,886,000 or 31.59% of assets, a decrease of 20.25% or $33,994,000 from December 31, 1994, which totaled $167,880,000 or 38.19% of assets. The $133,886,000 is made up of $13,131,000 classified as held to maturity and $120,755,000 classified as available for sale. At December 31, 1994, securities increased 38.61% from December 31, 1993, which totaled $121,121,000 or 30.95% of assets. The proceeds from the sale of securities in 1995 was utilized to fund a contraction in deposits, expand the loan portfolio and replenish overnight federal funds that had experienced a drop earlier in the year as a result of the contraction in deposits. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Financial Condition -- Deposits." The increase in 1994, was primarily due to funds made available from the acquisition of two banks in 1994, see "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- Note 15 -- Purchase and Assumption of Certain Assets and Liabilities," and decreased loan demand.

     Proceeds from sales of securities available for sale during 1995, 1994 and 1993 were $30,336,537, $5,392,285 and $7,501,774 and the proceeds from calls of securities during 1995, 1994 and 1993 were $3,970,276, $2,224,550 and
$6,117,249, respectively. Gross gains on sales for 1995, 1994 and 1993 were $162,639, $-0- and $3,181,894 and gross gains on calls were $17,898, $14,550 and
$66,193 for 1995, 1994 and 1993, respectively. Gross losses on sales were $127,947, $144,819 and $377 for 1995, 1994 and 1993, respectively.

     Included in states and political subdivisions securities at December 31, 1992 were $8,625,000 par value of eight separate issues of taxable municipal securities (the Bonds) purchased at $8,356,728. At the time of purchase, the Bonds were rated "Triple-A" by a nationally recognized rating agency and issued by Executive Life of California (Executive Life). Executive Life was seized by the California Insurance Commission on April 11, 1991 and placed in conservatorship. Executive Life subsequently defaulted on payments due the issuers because of a moratorium on all payments imposed by the California Insurance Commission. In turn, since April 15, 1991, all issues defaulted on regular interest payments. The Company placed all issues on non-accrual in 1991. At December 31, 1992 and 1991, the reported market values of the Bonds were approximately $4,416,850 and $3,450,000, respectively. Management concluded that the value of the Bonds could remain impaired for an uncertain period of time due to the possibility of potential extended litigation. Accordingly, at December 31, 1991, management elected to charge-off that portion of the Bonds which exceeded the approximate market value of $3,450,000. The amount charged-off in 1991 was $5,027,441, reducing the bonds from their book value of $8,477,441, to their market value. During 1993, the Company sold all of the Bonds for $6,623,124, resulting in a gain on sale of $3,173,124.

     Market values vary due to current interest rate fluctuations, resulting in increases and/or decreases in the underlying market price. Market values may also fluctuate due to changes in a security's credit rating or insurance backing. The Federal Reserve Bank's active management of monetary policy resulted in one increase in February 1995 and two decreases during the remainder of 1995 in the Federal Fund rates. These rates increased five times in 1994. The impact of changes in the Federal Fund rates has created broad swings in the market valuation of securities. The resulting changes in unrealized gains (losses) as mandated under SFAS No. 115 positively impacted the carrying value of securities available for sale in 1995 and negatively impacted the carrying value of securities available for sale in 1994. Capital has been impacted by these changes as well. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Financial Condition -- General." Management's philosophy during this period has been to keep additions to the securities available for sale portfolio relatively short in maturity and additions with longer maturities added to held to maturity to minimize long term effects of interest rate fluctuations. Gross unrealized gains and losses in the securities portfolio at December 31, 1995 and 1994, were as follows:



                   HELD TO MATURITY                          1995                  1994
                   ----------------                       -----------           -----------
                   Unrealized gains                       $    73,000           $         0
                    Unrealized losses                         (25,000)                    0
                                                          -----------           -----------
                      Net unrealized gains (losses)       $    48,000           $         0
                                                          ===========           ===========


                   AVAILABLE FOR SALE                         1995                  1994
                   ------------------                     -----------           -----------

                   Unrealized gains                       $ 1,183,000           $   238,000
                   Unrealized losses                         (193,000)           (5,295,000)
                                                          -----------           -----------
                      Net unrealized gains (losses)       $   990,000           $(5,057,000)
                                                          ===========           ===========





     The tables below summarizes the cost and market value, and the distribution of the Company's investment securities as of the dates indicated (dollars in thousands):

                                                                                DECEMBER 31,
                                            ----------------------------------------------------------------------------------------
                                                     1995                           1994                               1993
                                            ------------------------        ------------------------        ------------------------
                                                             MARKET                          MARKET                          MARKET
                                              COST           VALUE            COST           VALUE           COST            VALUE
                                            --------        --------        --------        --------        --------        --------

HELD TO MATURITY
U.S. Treasury securities                    $  2,094        $  2,114        $      0        $      0        $      0        $      0
Obligations of other U.S.
  government agencies (1)                      3,253           3,295               0               0               0               0
                       -
Obligations of states and
  political sub-divisions                      6,414           6,394               0               0               0               0
Corporate securities                             653             658               0               0               0               0
Equity securities                                718             718               0               0               0               0
                                            --------        --------        --------        --------        --------        --------
   Total securities held to maturity        $ 13,132        $ 13,179        $      0        $      0        $      0        $      0
                                            ========        ========        ========        ========        ========        ========



AVAILABLE FOR SALE
U.S. Treasury securities                    $ 70,108        $ 70,876        $112,183        $109,155        $ 69,280        $ 70,395
Obligations of other U.S.
  government agencies (1)                     22,971          23,080          24,690          23,758          16,566          16,647
                       -
Obligations of states and
  political sub-divisions                      7,165           7,158          13,625          13,456          20,384          21,050
Corporate securities                          19,140          19,216          22,059          21,121          12,576          12,602
Equity securities                                380             424             380             390             380             427
                                            --------        --------        --------        --------        --------        --------
   Total securities available for sale      $119,764        $120,754        $172,937        $167,880        $119,186        $121,121
                                            ========        ========        ========        ========        ========        ========



---------------------------------
(footnotes on the following page)

     The following tables summarizes the contractual maturity of the Company's securities and their weighted average yields at December 31, 1995 (dollars in thousands):

                                              AFTER ONE BUT           AFTER FIVE BUT
                         WITHIN ONE YEAR    WITHIN FIVE YEARS        WITHIN TEN YEARS        AFTER TEN YEARS             TOTAL
                         ---------------    -----------------        ----------------        ---------------             -----
                                  AVERAGE               AVERAGE                AVERAGE                 AVERAGE              AVERAGE
                         COST      YIELD      COST       YIELD       COST      YIELD        COST        YIELD      COST      YIELD
                         ----      -----      ----       -----       ----      -----        ----        -----      ----      -----

HELD TO MATURITY
U.S. Treasury
  securities           $      0       0%    $  2,094       5.76%   $      0          0%   $      0           0%    $  2,094   5.76%

Obligations of
  other U.S.
  government
  agencies (1)                0       0        2,006       5.76       1,247       6.85           0           0        3,253   6.17
            _

Obligations of
  states and
  political
  subdivisions (2)            0       0        1,000       6.12         840       4.76       4,574        3.94        6,414   4.39
                _

Corporate
  securities                  0       0          653       5.17           0          0           0           0          653   5.17

Equity securities             0       0            0          0           0          0         718           0          718      0
                       --------             --------               --------               --------                 --------
   Total securities
     held to maturity  $      0       0%    $  5,753       5.75%   $  2,087       6.01%   $  5,292        3.94%    $ 13,132   5.13%
                       ========             ========               ========               ========                 ========
AVAILABLE FOR SALE
U.S. Treasury
  securities           $ 34,275    5.48%    $ 35,833       6.32%   $      0          0%   $      0           0%    $ 70,108   5.91%

Obligations of
  other U.S.
  government
  agencies (1)            4,035    5.54       16,635       5.75         180       8.02       2,121        7.87       22,971   5.93
            _

Obligations of
  states and
  political
  subdivisions (2)        3,935    6.06        2,153       5.58         974       5.72         103       10.25        7,165   5.93
                _

Corporate
  securities              8,306    5.83       10,728       6.02         106       6.18           0           0       19,140   5.94

Equity securities             0       0            0          0           0          0         380           0          380      0
                       --------             --------               --------               --------                 --------
   Total securities
     available
     for sale          $ 50,551    5.59%    $ 65,349       6.10%   $  1,260       6.08%   $  2,604        7.98%    $119,764   5.92%
                       ========             ========               ========               ========                 ========




-----------------------------------
(1) Included in Obligations of other U.S. government agencies are $3,661,000 and $5,217,000 of mortgage backed securities at December 31, 1995 and 1994 and $0 at December 31, 1993, respectively.

(2) Yields on tax-exempt obligations have not been computed on a tax equivalent basis.

DEPOSITS

     Average deposits were $373,470,000 during the year ended December 31, 1995, which was a decrease of 1.43% or $5,420,000 from average deposits during 1994, which were $378,890,000. During 1994, average deposits increased 7.68% or $27,031,000 over 1993, when average deposits were $351,859,000. The composition of deposit accounts as a percent of total average deposits for December 31, 1995, 1994 and 1993 were (i) demand deposits, non-interest bearing: 36%, 34%, and 31%, respectively, (ii) interest-bearing demand deposits: 27%, 29% and 28%, respectively, (iii) savings deposits: 15%, 16% and 17%, respectively, (iv) time certificates deposit of $100,000 and over: 4%, 3% and 5%, respectively, and (v) other time deposits: 18%, 18% and 19%, respectively. Deposits totaled $369,031,000 at December 31, 1995, a decrease of 5.92% or $23,238,000 from
December 31, 1994, which totaled $392,269,000. Strong growth in the equities markets and related strength in the mutual funds markets attracted customer deposits away from financial institutions as evidenced by the outflow of $19,963,000 from savings and interest bearing demand deposits. During 1995, the Bank offered slightly higher rates in time certificates of deposit of $100,000 and over which was attractive to some deposit customers as indicated by an increase of $5,452,000 when compared to December 31, 1994. Other time deposits decreased $5,527,000 and demand deposits, non-interest bearing decreased $3,201,000 compared to December 31, 1994. Total deposits at December 31, 1994 increased $56,469,000 from December 31, 1993, which totaled $335,800,000. The increase in 1994 was primarily due to the assumed deposits from Mechanics National Bank and the Bank of San Pedro, see "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- Note 15 -- Purchase and Assumption of Certain Assets and Liabilities." During 1994, time certificates of deposit of $100,000 and over customers sought other alternatives for their investment dollars such as mutual funds and equity securities as interest rates remained low from their decline in 1993.

     The Company still enjoys a substantial base of non interest-bearing demand and savings and interest bearing demand accounts which help to maintain the net interest margin at an acceptable level, although no assurances can be given that the Company will maintain such levels of non interest-bearing deposits in the future.

     The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollars in thousands):

                                                                      DECEMBER 31,
                                     ------------------------------------------------------------------------------
                                              1995                        1994                         1993
                                     ---------------------       -----------------------     ----------------------
                                     AVERAGE       AVERAGE       AVERAGE        AVERAGE       AVERAGE       AVERAGE
                                     BALANCE         RATE        BALANCE         RATE         BALANCE         RATE
                                     -------         ----        -------         ----         -------         ----

Demand deposits, non-interest
  bearing                           $132,922                    $129,186                     $107,977
Interest bearing demand deposits     102,769          2.13%      107,875           2.13%       99,268          2.40%
Savings deposits                      55,215          2.23        61,562           2.28        61,963          2.51
Time certificates of deposit of
  $100,000 and over                   14,962          4.80        12,644           3.16        16,762          2.90
Other time deposits                   67,602          4.42        67,623           3.42        65,889          3.49
                                    --------                    --------                     --------

   Total deposits                   $373,470          1.91%     $378,890           1.69%     $351,859          1.91%
                                    ========                    ========                     ========




     The scheduled maturity of the Company's time deposits in denominations of $100,000 and over as of December 31, 1995 were as follows (dollars in thousands):

                                 DEPOSITS MATURING IN                      1995
                                 --------------------                      ----

                                Three months or less                     $10,839
                                Over three months through six months       5,571
                                Over six months through twelve months      1,540
                                Over twelve months                           155
                                                                         -------
                                  Total                                  $18,105
                                                                         =======

RESULTS OF OPERATIONS

NET INCOME

     For the year ended December 31, 1995, net income totaled $3,764,000, which was an increase of 13.41% or $445,000 compared to the year ended December 31, 1994, which had net income of $3,319,000. During 1994, net income decreased 8.44% or $306,000 compared to the year ended December 31, 1993, which had net income of $3,625,000. In 1995, the increase was primarily due to the increase in net interest income of $1,928,000. Total other operating revenue increased $647,000, provision for possible loan losses increased $1,300,000, total other operating expenses increased $640,000 and provision for income taxes increased $190,000. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Financial Condition -- Allowance for Possible Loan Losses and Results of Operations -- Net Revenue from Earning Assets." In 1994, the decrease in net income was primarily due to securities gains (losses), net of ($130,000) compared to $3,248,000 in 1993. This negative effect was partially offset by an increase in net interest income of approximately $2,200,000 and a decrease in provision for income taxes of $1,100,000. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Financial Condition -- Securities Available for Sale and Results of Operations -- Net Revenue from Earning Assets."

     The Company, while experiencing an increase in net interest income of 8.54% from December 31, 1994 to December 31, 1995, also improved its net interest spread and net interest yield to 5.76% and 6.76% at December 31, 1995 from 5.37% and 6.18% at December 31, 1994, respectively. In 1995, the increase in net interest income was a result of improved yields in most loan categories. This improvement was based upon reductions in non-accrual loans, focus on collection of loan related fees and a shift to more fixed rate loans that provide sustained earnings in a declining rate environment. Additionally some improvements in overall investment portfolio yields were realized during 1995. Interest rates on savings and interest bearing demand accounts remained virtually unchanged from the prior year. While the rates on time deposits increased over 1994, the overall increase in interest bearing liabilities did not overshadow the gains made in yields on earning assets. In 1994, the increase in net interest income was primarily due to the increase in volume of average earning assets of 7.15% compared to the increase in volume of average interest bearing liabilities of 2.33%. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Financial Condition -- Securities Available for Sale."

     The average yield on earning assets and average cost of funds on interest bearing liabilities was 8.73% and 2.97% compared to 7.94% and 2.57% for the years ended December 31, 1995 and 1994, respectively.

     Earnings per share for the year ended December 31, 1995, 1994 and 1993 was $.90, $.80 and $ .87, respectively. Earnings per share for 1994 and 1993 have been restated to reflect the effect of a five percent stock dividend issued in 1995 and 1994.

NET REVENUE FROM EARNING ASSETS

     Net revenue from earning assets (net interest income), which constitutes the principal source of income for the Company, is the amount by which interest earned on assets exceeds the interest paid on deposits and other borrowed funds. Changes in net interest income from period to period result from increases or decreases in the average balances (volume) of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the Company's ability to manage its earning asset portfolio and the availability of particular sources of funds.

     For the period ending December 31, 1995, net interest income increased 8.54% or $1,928,000 compared to the period ending December 31, 1994. Average earning assets decreased only .68 % or $2,479,000 with its related interest income increasing 9.21% or $2,668,000 when comparing the same periods. Average interest bearing liabilities decreased 3.57% or $8,923,000 with its related interest expense increasing 11.54% or $740,000. The annualized yield on average earning assets increased to 8.73% from 7.94% while annualized cost of funds on average interest bearing liabilities increased to 2.97% from 2.57%. The net interest margin or yield increased to 6.76% from 6.18%. Average non-interest bearing demand deposits increased 2.89% or $3,736,000 along with its portion of total deposits increasing to 35.59% from 34.09%. During 1995, while rates were declining based upon actions of the Federal Reserve Board, yields actually rose as the Bank improved levels of non-accrual loans and booked more fixed rate loans (increased from 27% of portfolio to 43% of the portfolio) which held their yield in the declining interest rate environment. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Financial Condition -- Net Income." The purchase and assumption agreements of the two banks during 1994 enabled the Company to increase earning assets, primarily securities, and the liabilities assumed were primarily in non-interest demand deposits with little impact on interest bearing deposits.

     A portion of the Company's net interest income is derived from fees on loans. The Company defers these fees and their associated origination costs over the life of the loan. These amounts are amortized on the interest yield method. The interest yield method mirrors the interest recognition on the loan itself and provides a more constant yield over the life of the loan. Since in excess of eighty percent (80%) of all loan fees collected are related to commercial loans and real estate construction loans with a duration of one year or less, the amortization of the related fees also corresponds to a period of 12 months or less.

     The following table shows the Company's consolidated daily average balances of assets, liabilities and shareholders' equity; the amount of interest income or interest expense; and the average yield or rate for each category of interest-earning assets and interest-bearing liabilities, the net interest spread and net interest yield for the periods indicated (dollars in thousands):



                                                                         YEARS ENDED DECEMBER 31,
                                   -------------------------------------------------------------------------------------------------
                                                 1995                              1994                              1993
                                   --------------------------------    -----------------------------     ---------------------------
                                               INTEREST     AVERAGE              INTEREST    AVERAGE               INTEREST  AVERAGE
                                   AVERAGE      INCOME/     YIELD/     AVERAGE     INCOME/    YIELD/     AVERAGE   INCOME/    YIELD/
                                   BALANCE     EXPENSE       RATE      BALANCE    EXPENSE      RATE      BALANCE   EXPENSE    RATE
                                   -------     -------       ----      -------    -------      ----      -------   -------    ----

ASSETS
Earning assets:
   Net Loans (1)(2):
     Commercial                     $ 87,527   $  9,669      11.05%   $ 89,872   $  8,836      9.83%    $ 95,656   $  8,451    8.83%
     Real estate and construction     87,500      9,910      11.33      84,807      8,441      9.95       92,050      8,624    9.37
     Installment                      30,856      2,775       8.99      22,770      2,375     10.43       27,845      3,314   11.90
     Other                             1,694        289      17.06       1,669        276     16.54        1,599        282   17.64
   Taxable securities                139,982      8,099       5.79     136,975      7,532      5.50       86,325      4,762    5.52
   Tax-exempt securities (3)           4,162        290       6.97       9,400        717      7.63       17,297      1,143    6.61
   Federal funds sold                 10,788        618       5.73      19,405        801      4.13       19,882        542    2.73
   Interest-bearing deposits              22          1       4.55         112          5         0            0          0       0
                                    --------   --------               --------   --------               --------   --------
       Total earning assets          362,531     31,651       8.73%    365,010     28,983      7.94%     340,654     27,118    7.96%
                                    --------   --------               --------   --------               --------   --------
Non-interest-earning assets:
   Cash and due from banks            39,560                            41,995                            38,381
   Premises and equipment, net        14,364                            11,486                            10,820
   Other assets                       12,048                            14,507                            15,520
                                    --------                          --------                          --------
       Total non-interest-earning
         assets                       65,972                            67,988                            64,721
                                    --------                          --------                          --------

   Less allowance for possible
     loan and investment
     securities losses                 3,372                             3,285                             4,055
                                    --------                          --------                          --------
       Total assets                 $425,131                          $429,713                          $401,320
                                    ========                          ========                          ========

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Interest-bearing liabilities:
   Deposits:
     Interest-bearing demand        $102,769      2,188       2.13%   $107,875      2,296      2.13%     $99,268      2,386    2.40%
     Savings                          55,215      1,230       2.23      61,562      1,404      2.28       61,963      1,556    2.51
     Time certificates of deposit
       of $100,000 and over           14,962        718       4.80      12,644        399      3.16       16,762        486    2.90
     Other time deposits              67,602      2,991       4.42      67,623      2,311      3.42       65,889      2,299    3.49
   Federal funds purchased and
     securities sold under
     agreements to repurchase            460         28       6.09         227          5      2.20          353          9    2.55
                                    --------   --------               --------   --------               --------   --------
       Total interest-bearing
         liabilities                 241,008      7,155       2.97%    249,931      6,415      2.57%     244,235      6,736    2.76%
                                    --------   --------               --------   --------               --------   --------

Non-interest-bearing liabilities:
   Demand deposits                   132,922                           129,186                           107,977
   Other liabilities                   2,840                             4,118                             4,020
                                    --------                          --------                          --------
       Total non-interest-
        bearing liabilities          135,762                           133,304                           111,997
                                    --------                          --------                          --------
   Shareholders' equity               48,361                            46,478                            45,088
                                    --------                          --------                          --------
       Total liabilities and
         shareholders' equity       $425,131                          $429,713                          $401,320
                                    ========                          ========                          ========
   Net interest income                          $24,496                           $22,568                          $ 20,382
                                                =======                           =======                          ========
   Net interest spread                                        5.76%                            5.37%                           5.20%
                                                              ====                             ====                            ====

   Net interest yield                                         6.76%                            6.18%                           5.98%
                                                              ====                             ====                            ====


-----------------------------
(Footnotes on following page)

     The following table sets forth the dollar amount of changes in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in average balances (volume) or changes in average interest rates. The variances attributable to both balance and rate changes have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each (dollars in thousands):

                                               Year ended December 31,        Year ended December 31,       Year ended December 31,
                                                    1995 vs. 1994                  1994 vs. 1993                 1993 vs. 1992
                                            ---------------------------   ---------------------------   ---------------------------
                                                 INCREASE (DECREASE)            INCREASE (DECREASE)           INCREASE (DECREASE)
                                                  Due to changes in              Due to changes in             Due to changes in
                                            ---------------------------   ---------------------------   ---------------------------
                                             VOLUME    RATE      TOTAL     VOLUME    RATE      TOTAL     VOLUME    RATE      TOTAL
                                            -------   -------   -------   -------   -------   -------   -------   -------   -------

EARNING ASSETS -- INTEREST INCOME:
   Net Loans (1)(2):
              -  -
     Commercial                             $  (245)  $ 1,078   $   833   $  (569)  $   954   $   385   $(1,518)  $  (503)  $(2,021)
     Real estate and construction               287     1,182     1,469      (721)      538      (183)     (185)     (575)     (760)
     Installment                                785      (385)      400      (604)     (335)     (939)   (1,495)      (70)   (1,565)
     Other                                        4         9        13        12       (18)       (6)      (20)        8       (12)
   Taxable securities                           174       393       567     2,794       (24)    2,770     1,448      (722)      726
   Non-taxable securities (3)                  (400)      (27)     (427)     (602)      176      (426)     (965)     (232)   (1,197)
                           -
   Federal funds sold                          (425)      242      (183)      (16)      275       259       165       (69)       96
   Interest-bearing deposits                     (4)        0        (4)        5         0         5         0         0         0
                                            -------   -------   -------   -------   -------   -------   -------   -------   -------
       Total                                $   176   $ 2,492   $ 2,668   $   299   $ 1,566   $ 1,865   $(2,570)  $(2,163)  $(4,733)
                                            =======   =======   =======   =======   =======   =======   =======   =======   =======
DEPOSITS AND BORROWED FUNDS--
INTEREST EXPENSE:
   Interest-bearing demand
     deposits                               $  (109)  $     1   $  (108)  $   207   $  (297)  $   (90)  $    50   $  (621)  $  (571)
   Savings deposits                            (142)      (32)     (174)       (9)     (143)     (152)      229      (598)     (369)
   Time deposits of $100,000 and over            73       246       319      (130)       43       (87)     (457)     (237)     (694)
   Other time deposits                           (1)      681       680        61       (49)       12      (735)     (955)   (1,690)
   Federal funds purchased and
     securities sold under
     agreements to repurchase                    14         9        23        (3)       (1)       (4)        8        (2)        6
                                            -------   -------   -------   -------   -------   -------   -------   -------   -------
       Total                                $  (165)  $   905   $   740   $   126   $  (447)  $  (321)  $  (905)  $(2,413)  $(3,318)
                                            =======   =======   =======   =======   =======   =======   =======   =======   =======




----------------------
(Footnotes for the table above and on the previous page)

(1) Loan fees have been included in the calculation of interest income. Loan fees were approximately $1,559,000, $1,604,000, and $1,712,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

(2) Net of unamortized deferred fees and discounts. Non-accrual loans have been included for the purposes of this table.

(3) Yields on tax-exempt income have not been computed on a tax equivalent basis.

PROVISION FOR POSSIBLE LOAN LOSSES

     Provisions are made to the allowance for possible loan losses in amounts necessary to maintain the allowance at a level considered by management to be sufficient to provide for risks of loss inherent in the loan portfolio. To establish an adequate reserve, the evaluation of collectibility of loans is, for the most part, based upon consideration of the financial condition of the borrowers and the current general economic conditions rather than viewing loan loss potential from a historical perspective. For the year ended December 31, 1995, the provision totaled $2,100,000 compared to $800,000 for the year ended December 31, 1994. Management remained guardedly optimistic regarding the Southern California economy but it still has concerns in light of defense cutbacks and housing industry during 1995. Management will continue to review the economic conditions for Southern California and will monitor and adjust the provision for loan losses accordingly. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Financial Condition -- Loans; Nonperforming Loans and Real Estate Owned; Allowance for Possible Loan Losses and Results of Operations -- Net Income."

OTHER OPERATING REVENUE

     Other operating revenue (other income) is comprised mainly of service charges and other types of fees on deposit accounts. Competitive pressures in the area of deposit account pricing have been significant since deregulation and, while service charges are the major portion of this income category, their annual increase has been modest. Management further believes that this trend will continue for the foreseeable future. Net gains and losses on the sale of securities, gross gains on the sale of real estate owned and fees on non-deposit account services comprise the remaining portion of this category.

     For the year ended December 31, 1995, other income totaled $5,226,000 which reflects an increase of 14.13% or $647,000 from December 31, 1994, which totaled $4,579,000. Service charges increased 18.67% or $763,000, securities gains (losses) increased $183,000 and other income decreased $300,000. Service charges increased due to restructuring of fees on deposit services and a 7.5% increase in check processing volumes and other transactions volumes. Other income decreased due to the nonrecurring fees collected under a contractual arrangement with the consortium members of the Mechanics National Bank acquisition. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Financial Condition -- Mergers and Acquisitions."

     For the year ended December 31, 1994, other income totaled $4,579,000 which reflects a decrease of 40.98% or $3,179,000 from December 31, 1993, which totaled $7,758,000. Securities gains (losses), net decreased $3,378,000. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Financial Condition -- Securities Portfolio." All other income totaling $623,000 increased 40.63% or $180,000 compared to 1993, primarily due to fees collected under a contractual arrangement with the consortium members of the Mechanics National Bank acquisition. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Financial Condition -- Mergers and Acquisitions." Service charges and fees only increased 0.47% or $19,000 due to three months free service charges initially given to the customers of the Mechanics National Bank and the Bank of San Pedro when the Bank assumed their insured deposits from the FDIC.

OTHER OPERATING EXPENSE

     Other operating expenses (other expense) are comprised of several categories: salaries and employee benefits, net occupancy, legal and professional services, outside data processing, other outside services, stationery and supplies, gross losses on real estate owned and other operating expenses.

     For the year ended December 31, 1995, other expense totaled $22,499,000 which represented an increase of 2.93% or $640,000 from the year ended December 31, 1994. The primary increase was related to occupancy expense increases of 14.35% or $377,000 and salaries and employee benefits increases of 2.52% or $254,000 when comparing the same periods. These increases are related to the depreciation for the new building of the Torrance office as well as a full year of operation for the two San Pedro locations. During September the Bank completed a restructuring program designed to improve productivity. Through further centralization of repetitive tasks the Bank eliminated 41 full time equivalent positions of the 277 full time equivalent positions at December 31, 1994. Approximately $1,500,000 in annual salaries and employee benefits savings are projected for 1996, with a restructuring cost of less than $250,000 taken in the third quarter of 1995. Gross losses on real estate owned totaled $627,000 compared to $560,000 at December 31, 1994. The $627,000 of gross losses on real estate owned is comprised of $605,000 in writedowns on property values and $22,000 of actual losses on sales transactions of real estate owned. See "ITEM
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Financial Condition -- Loans; Nonperforming Loans and Real Estate Owned". Transactional activity levels such as ATM activity was up by 16.7% and telephone response activity was up 33% from the prior year as examples of increase processing activity.

     For the year ended December 31, 1994, other expense totaled $21,859,000 which was an increase of 1.43% or $309,000 from the year ended December 31, 1993. The primary increase was related to salaries and employee benefits increase of 4.01% or $389,000 and occupancy expense increase of 5.63% or $140,000 when comparing the same periods. These increases are directly related to the purchase and assumption the Mechanics National Bank and the Bank of San Pedro. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Financial Condition -- Mergers and Acquisitions." Losses on real estate owned decreased 53.68% or $649,000 in 1994, compared to 1993, however, future amounts cannot be determined with certainty. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-- Note 11 -- Other operating expenses" for further detail of other expenses.

INCOME TAXES

     Amounts provided for income tax expense are based on income reported for financial statement purposes rather than amounts currently payable under tax laws. Deferred taxes, which arise from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-- Note 1 -- Summary of Significant Accounting Policies -- Income Taxes."

     For the year ended December 31, 1995, a provision of $1,359,000 in taxes was accrued resulting in an effective tax rate for the Company 26.5% as compared to 26.0% at December 31, 1994. Tax exempt income decreased 59.55% at December 31, 1995, compared to December 31, 1994. The Company's percentage of tax exempt income generated from the state and municipal bonds in the securities portfolio to gross revenue decreased to .79% from 2.14% when comparing the same periods. The Company actively managed the utilization of California State Enterprise Zone credits as they related to State tax benefits. Net income before taxes totaled $5,123,000 at December 31, 1995, compared to $4,488,000 at December 31, 1994.

     For the year ended December 31, 1994, a provision of $1,169,000 in taxes was accrued resulting in an effective tax rate for the Company of 26.0% as compared to 37.9% at December 31, 1993. The reduction in the effective rate from 1993 to 1994 is primarily due to the utilization of AMT credits in 1994. Tax exempt income decreased 37.27% at December 31, 1994, compared to December 31, 1993. The Company's percentage of tax exempt income generated from the state and municipal bonds in the securities portfolio to gross revenue decreased to 2.14% from 3.28% when comparing the same periods. Net income before taxes totaled $4,488,000 at December 31, 1994, compared to $5,840,000 at December 31, 1993.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

     The asset/liability management process determines the size and composition of the balance sheet and focuses on the management of liquidity and interest rate exposures. The purpose of liquidity and balance sheet management is to reflect the Company's ability to provide funds for day-to-day operations, meet customer needs, take advantage of interest rate market opportunities and meet the financial commitments of the Company. Funding of loan requests and commitments, purchase of attractive securities opportunities, providing for liability outflow and management of interest rate risk requires continuous analysis in order to match the maturities of categories of loans and securities with the maturities of deposits and bank-related borrowings. The Company's ability to obtain funds to replace maturing liabilities and to finance asset growth depends upon its reputation as well as the diversity and liquidity of the markets in which it participates. The Company's liquidity is normally viewed in terms of the nature and composition of the Company's sources and uses of funds. Cash, maturing securities, reductions in Federal funds sold and loan maturities and repayments provide liquidity. Purchase of Federal funds, sale of securities, sale of loan participations or sale of the Company's loans on the secondary market and utilization of other short-term borrowing facilities are all available to provide additional liquidity vehicles. Liquid assets comprised of cash and cash equivalent assets (cash, cash due from other financial institutions and Federal funds sold), U.S. Treasury securities and U.S. Government agencies securities comprised 36.03%, 41.38% and 34.88%, of total assets for the years ended December 31, 1995, 1994 and 1993, respectively.

     In addition to the foregoing, liquidity management must address any unfunded commitments to make loans, the undisbursed amounts under lines of credit and contingent liabilities under letter of credit arrangements. The commitments for unfunded loans and the undisbursed amounts under lines of credit were $49,539,000 and $38,916,000 for the years ended December 31, 1995 and 1994, respectively. Contingent liabilities under standby and commercial letter of credit arrangements were $2,806,000 and $4,950,000, for the years ended December 31, 1995 and 1994, respectively.

     In order to meet liquidity needs should normal funding sources not be readily available, the Company has established unsecured lines of credit for the purchase of Federal funds from other financial institutions. See "ITEM 1. BUSINESS -- Effect of Governmental Policies and Recent Legislation." In addition, the Company may borrow funds at the Federal Reserve Board discount window, subject to the Company's ability to supply collateral.

     As shown in the December 31, 1995, 1994 and 1993 Consolidated Statements of Cash Flows the Company's primary source of funds are deposits. Average total deposits decreased 1.43% or $5,420,000 for the year ended December 31, 1995, compared to an increase of 7.67% or $26,978,000 at December 31, 1994 and a decrease of 5.38 % or $19,998,000 at December 31, 1993. Average core deposits, the least volatile funding source (total deposits less time deposits of $100,000 and over) decreased 2.11% or $7,738,000 for the year ended December 31, 1995, compared to an increase of 9.28% or $31,096,000 for the year ended December 31, 1994 and a decrease of 1.92% or $6,575,000 for the year ended December 31, 1993. Average time deposits of $100,000 and over increased 18.33% or $2,318,000 for the year ended December 31, 1995 and decreased 24.57% or $4,118,000 for the year ended December 31, 1994, compared to a decrease 44.47% or $13,423,000 for the year ended December 31, 1993.

     The asset/liability management process involves structuring the amount, composition and repricing periods of the rate sensitive assets and rate sensitive liabilities to minimize the impact of interest rate changes on the Company's earnings. The Company places emphasis on maintaining a rate sensitive position within its guidelines to avoid broad swings in spreads and to minimize risk due to changes in interest rate. At December 31, 1995, approximately 57.06% of the Company's loans were tied to the Company's base lending rate, prime rate or were maturing within one year.

     The following table shows the amounts of gross commercial loans, real estate loans-construction, real estate loans-other and installment loans outstanding as of December 31, 1995, which, based on remaining scheduled repayments of principal, were due within one year, after one but within five years and in more than five years (dollars in thousands):

                                                                      MATURING
                                           -------------------------------------------------------------
                                                          AFTER ONE BUT
                                            WITHIN         WITHIN FIVE     MORE THAN FIVE
                                           ONE YEAR           YEARS            YEARS             TOTAL
                                           --------          --------         --------          --------

Commercial                                 $ 33,521          $ 29,751         $ 14,884          $ 78,156
Real estate - construction                   16,933                 0                0            16,933
Real estate - other                          10,497            38,830           31,869            81,196
Installment                                   1,186            28,046            4,331            33,563
Other loans                                   1,635                 0                0             1,635
                                           --------          --------         --------          --------
   Total                                   $ 63,772          $ 96,627         $ 51,084          $211,483
                                           ========          ========         ========          ========

     The following table sets forth the sensitivity of the amounts due after one year to changes in interest rates as of December 31, 1995. (dollars in thousands):

                                                                  MATURING
                                              ---------------------------------------------
                                              AFTER ONE BUT
                                               WITHIN FIVE     MORE THAN FIVE
                                                  YEARS             YEARS            TOTAL
                                                  -----             -----            -----
Loans:
   With fixed rate interest                      $ 59,897        $ 21,046         $  80,943
   With floating rate interest                     36,730          30,038            66,768
                                                 --------        --------         ---------
     Total                                       $ 96,627        $ 51,084          $147,711
                                                 ========        ========          ========


     The following table sets forth the rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1995, the interest rate sensitivity gap (interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest rate sensitivity gap and the Company's interest rate sensitivity gap ratio (interest rate sensitive assets less interest rate sensitive liabilities divided by total earning assets) and the Company's cumulative interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a specified period when it can be repriced or matures within such period in accordance with its contractual terms (dollars in thousands):


                                                        AFTER THREE     AFTER SIX      AFTER ONE
                                                        MONTHS BUT      MONTHS BUT     YEAR BUT
                                           WITHIN       WITHIN SIX      WITHIN ONE    WITHIN FIVE      AFTER
                                         THREE MONTHS     MONTHS           YEAR          YEARS       FIVE YEARS       TOTAL
                                          ---------      ---------      ---------      ---------     ---------     ---------

INTEREST-EARNING ASSETS:
   Loans                                  $ 128,331      $   2,634      $   4,728      $  59,276     $  16,514     $ 211,483
   Securities                                15,240          7,115         32,387         68,322         9,831       132,895
   Federal funds sold                        14,600              0              0              0             0        14,600
                                          ---------      ---------      ---------      ---------     ---------     ---------
     Total                                $ 158,171      $   9,749      $  37,115      $ 127,598     $  26,345     $ 358,978
                                          =========      =========      =========      =========     =========     =========

INTEREST-BEARING LIABILITIES:
   Interest-bearing demand
      deposits                            $  98,935      $       0      $       0      $       0     $       0     $  98,935
   Savings deposits                          52,492              0             45              0             0        52,537
   Time deposits of $100,000
     and over                                10,839          5,572          1,539            155             0        18,105
   Other time deposits                       28,117         16,994         13,568          6,167             0        64,846
                                          ---------      ---------      ---------      ---------     ---------     ---------
     Total                                $ 190,383      $  22,566      $  15,152      $   6,322     $       0     $ 234,423
                                          =========      =========      =========      =========     =========     =========
   Interest rate sensitivity gap            (32,212)       (12,817)        21,963        121,276        26,345       124,555
   Cumulative interest rate
     sensitivity gap                      $ (32,212)     $ (45,029)     $ (23,066)     $  98,210     $ 124,555     $       0
   Interest rate sensitivity
     gap ratio                                (8.97)%        (3.57)%         6.12%         33.78%         7.34%        34.70%

   Cumulative interest rate
     sensitivity gap ratio                    (8.97)%       (12.54)%        (6.43)%        27.36%        34.70%            0




     As of December 31, 1995, the Company was asset sensitive overall and liability sensitive for periods of less than one year. Asset sensitive means that rate sensitive assets exceed rate sensitive liabilities. An asset sensitive position will result in enhanced earnings in a rising interest rate environment and declining earnings in a falling interest rate environment because larger volumes of assets than liabilities will reprice. Conversely, a liability sensitive position will be detrimental to earnings in a rising interest rate environment and enhance earnings in a falling interest rate environment. The preceding table does not necessarily indicate the impact of general interest rate movement on the Company's net interest rate yield because the repricing of various asset and liability categories are discretionary, subject to competition from other financial and non-financial institutions as well as other outside pressures. Consequently, various assets and liabilities reflected may not be subject to repricing within the same period, but may in fact reprice at different times and rate levels.

CAPITAL RESOURCES

     Shareholders' equity increased 12.62% or $5,762,000 when comparing December 31, 1995 to December 31, 1994 and decreased 3.71% or $1,757,000 when comparing December 31, 1994 to December 31, 1993. The increase in shareholders' equity in 1995, was primarily due to an increase in net unrealized gains (losses) on securities related to SFAS No. 115 of $3,536,000. The decrease in 1994, was primarily due to the decrease of 398.89% in net unrealized gains (losses) on securities available for sale, net of deferred taxes. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Financial Condition -- General; and Results of Operations -- Net Income."

     As a bank holding company, the Company is subject to capital requirements adopted by the Federal Reserve Board. The Bank, a state-chartered, member bank, is also subject to the capital requirements of the Federal Reserve Board. See "ITEM 1. BUSINESS -- Supervision and Regulation." During 1991, the Federal Reserve Board adopted capital guidelines that, among other things, established a new minimum leverage ratio for tier 1 Capital to total average assets of 3.0% for institutions with a composite CAMEL rating of 1 and 4-5% for all other institutions. The Company's leverage ratio was 11.05%, 10.17% and 10.38% at December 31, 1995, 1994 and 1993, respectively. The Bank's leverage ratio was 10.69%, 9.93% and 10.21% at December 31, 1995, 1994 and 1993, respectively. See
"ITEM 1. BUSINESS -- Supervision and Regulation -- The Company; -- The Bank."

     In December 1988, the Federal Reserve Board adopted final guidelines for "risk-based capital" which apply to banks and bank holding companies. Effective December 31, 1992, the guidelines consist of a definition of capital and a system of assigning assets and off-balance sheet items to risk categories. See "ITEM 1. BUSINESS -- Supervision and Regulation." Under the guidelines, the Company and the Bank are required to have a minimum ratio of total capital to risk-weighted assets of 8.0% and tier 1 Capital must equal 4.0% of total risk-weighted assets. At December 31, 1995, 1994 and 1993, the Company's tier 1 Capital was 16.96%, 16.25% and 16.07% and total capital was 18.09%, 17.30% and 17.32%, respectively. At December 31, 1995, 1994 and 1993, the Bank's tier 1 Capital was 16.42%, 15.89% and 15.83% and total capital was 17.56%, 16.94% and 17.08%, respectively. See "ITEM 1. BUSINESS -- Supervision and Regulation -- The Company; -- The Bank."

     Effective November 1995, the Bank became a member of the Federal Reserve System and, thereby became subject to regulation by the Federal Reserve Board in addition to the California State Banking Department. Prior to becoming a member of the Federal Reserve System, the Bank was subject to supervision and regulation by the FDIC and the California State Banking Department. As a result of the examination completed by the representatives of the FDIC in the fourth quarter of 1992, the FDIC and the Bank agreed to enter into an informal agreement in the form of a memorandum of understanding (the Memorandum), effective March 1993. Pursuant to the Memorandum, the Bank, among other things agreed to maintain a minimum ratio of tier 1 Capital to total average assets of 7.5%. Additionally, in regards to the other items which will be required under the Memorandum, the Bank undertook steps to implement certain actions or restrictions with respect to its lending and dividend activities and to adopt or revise certain internal policies and procedures. The FDIC released the Bank of the Memorandum on February 9, 1994. See "ITEM 1. BUSINESS -- Supervision and Regulation -- The Bank."

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following pages contain the Company's consolidated financial statements, the accompanying notes and the Report of Independent Public Accountants.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF HOME INTERSTATE BANCORP AND
SUBSIDIARY:

     We have audited the accompanying consolidated statements of financial condition of HOME INTERSTATE BANCORP (a California Corporation) and subsidiary (the Company) as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of Home Interstate Bancorp and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                ARTHUR ANDERSEN LLP

Orange County, California
January 26, 1996

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

HOME INTERSTATE BANCORP AND SUBSIDIARY
DECEMBER 31, 1995 AND 1994


                                                                                       1995              1994
                                                                                   ------------      ------------
ASSETS:                          Cash and due from banks                           $ 38,797,333      $ 42,196,448
                                 Federal funds sold                                  14,600,000         6,800,000
                                                                                   ------------      ------------
                                    Total of cash and cash equivalents               53,397,333        48,996,448
                                 Securities held to maturity
                                    (Approximate market value at December 31,
                                    1995 was $13,179,412)                            13,131,498                 0
                                 Securities available for sale at market value      120,754,575       167,879,862
                                                                                   ------------      ------------
                                    Total Securities                                133,886,073       167,879,862
                                 Loans                                              211,222,744       198,649,133
                                 Allowance for possible loan losses                   3,112,544         2,818,078
                                                                                   ------------      ------------
                                    Loans,  net                                     208,110,200       195,831,055
                                 Real estate owned                                    4,918,150         2,175,000
                                 Premises, furniture and equipment, net              14,365,244        13,533,471
                                 Accrued interest receivable and other assets         9,114,621        11,216,160
                                                                                   ------------      ------------
                                          TOTAL ASSETS                             $423,791,621      $439,631,996
                                                                                   ============      ============


LIABILITIES:                     Deposits:
                                    Demand deposits, non-interest bearing          $132,208,231      $135,408,787
                                    Savings and interest bearing demand deposits    153,891,411       173,853,766
                                    Time certificates of deposit of $100,000
                                      and over                                       18,104,735        12,652,699
                                    Other time deposits                              64,826,978        70,353,992
                                                                                   ------------      ------------
                                      Total Deposits                                369,031,355       392,269,244
                                 Securities sold under agreements to
                                    repurchase                                                0           100,000

                                 Accrued interest payable and other
                                    liabilities                                       3,344,304         1,609,126
                                                                                   ------------      ------------
                                          TOTAL LIABILITIES                         372,375,659       393,978,370
                                                                                   ------------      ------------

                                 Commitments and contingencies

SHAREHOLDERS' EQUITY:            Common stock (no par value)
                                    Authorized 20,000,000 shares; issued and
                                    outstanding 4,187,954 shares in 1995 and
                                    3,976,722 shares in 1994                         42,858,814        40,454,004
                                 Retained earnings                                    7,977,308         8,156,001

                                 Unrealized gains (losses) on securities
                                    available for sale, net of deferred taxes           579,840        (2,956,379)
                                                                                   ------------      ------------
                                          TOTAL SHAREHOLDERS' EQUITY                 51,415,962        45,653,626
                                                                                   ------------      ------------
                                          TOTAL LIABILITIES AND SHAREHOLDERS'
                                             EQUITY                                $423,791,621      $439,631,996
                                                                                   ============      ============



The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF INCOME

HOME INTERSTATE BANCORP AND SUBSIDIARY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                               1995           1994           1993
                                                                            ----------     ----------     ----------

REVENUE FROM EARNING                Interest and fees on loans             $22,642,694    $19,928,454    $20,671,245
ASSETS:                             Interest on securities                   8,388,656      8,248,956      5,905,304
                                    Interest on federal funds sold             618,072        800,807        542,157
                                    Interest on time deposits with
                                       other financial institutions              1,112          4,547              0
                                                                           -----------    -----------    -----------
                                             TOTAL REVENUE FROM
                                               EARNING ASSETS               31,650,534     28,982,764     27,118,706
                                                                           -----------    -----------    -----------
COST OF FUNDS:                      Interest on savings and interest
                                       bearing demand deposits               3,418,623      3,699,676      3,941,414
                                    Interest on time certificates of
                                       deposit of $100,000 and over            717,921        398,959        486,441
                                    Interest on other time deposits          2,990,712      2,310,616      2,299,093
                                    Interest on securities sold
                                       under agreements to repurchase           27,755          5,625          9,290
                                                                           -----------    -----------    -----------
                                             TOTAL COST OF FUNDS             7,155,011      6,414,876      6,736,238
                                                                           -----------    -----------    -----------

                                    Net revenue from earning assets before
                                       provision for possible loan losses   24,495,523     22,567,888     20,382,468
                                    Provision for possible loan losses       2,100,000        800,000        750,000
                                                                           -----------    -----------    -----------
                                    Net revenue from earning assets         22,395,523     21,767,888     19,632,468
                                                                           -----------    -----------    -----------
OTHER OPERATING REVENUE:            Service charges and fees                 4,849,974      4,086,949      4,067,524
                                    Securities gains (losses), net              52,590       (130,269)     3,247,710
                                    Other operating revenue                    323,163        622,538        442,643
                                                                           -----------    -----------    -----------
                                             TOTAL OTHER
                                               OPERATING
                                               REVENUE                       5,225,727      4,579,218      7,757,877
                                                                           -----------    -----------    -----------

OTHER OPERATING EXPENSES:           Salaries and employee benefits          10,340,576     10,087,384      9,697,957
                                    Occupancy expense, net                   3,005,437      2,628,039      2,487,745
                                    Other operating expenses                 9,152,531      9,143,185      9,363,914
                                                                           -----------    -----------    -----------
                                             TOTAL OTHER OPERATING
                                               EXPENSES                     22,498,544     21,858,608     21,549,616
                                                                           -----------    -----------    -----------
                                    Income before provision  for
                                       income taxes                          5,122,706      4,488,498      5,840,729
                                    Provision  for income taxes              1,358,950      1,169,100      2,215,300
                                                                           -----------    -----------    -----------
                                             NET INCOME                    $ 3,763,756    $ 3,319,398    $ 3,625,429
                                                                           ===========    ===========    ===========
                                             EARNINGS PER SHARE                   $.90           $.80           $.87
                                                                           ===========    ===========    ===========



The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

HOME INTERSTATE BANCORP AND SUBSIDIARY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                                     UNREALIZED
                                                                                                       GAINS
                                                                                                    (LOSSES) ON
                                                               COMMON STOCK                         SECURITIES
                                                         ------------------------                  AVAILABLE FOR       TOTAL
                                                         NUMBER OF                    RETAINED      SALE, NET OF    SHAREHOLDERS'
                                                          SHARES        AMOUNT        EARNINGS     DEFERRED TAXES      EQUITY
                                                         ---------   ------------   ------------    ------------    ------------

Balance at December 31, 1992                             3,786,925   $ 38,556,034   $  5,093,255    $          0    $ 43,649,289
Net income                                                       0              0      3,625,429               0       3,625,429
Cash dividends declared ($.225)                                  0              0       (852,066)              0        (852,066)
Unrealized gains on securities available for sale,
   net of deferred taxes                                         0              0              0         988,834         988,834
                                                         ---------   ------------   ------------    ------------    ------------

Balance at December 31, 1993                             3,786,925     38,556,034      7,866,618         988,834      47,411,486
Net income                                                       0              0      3,319,398               0       3,319,398
Exercise of stock options                                      926          9,260              0               0           9,260
Cash dividends declared ($.30)                                   0              0     (1,141,305)              0      (1,141,305)
Stock dividend issued                                      188,871      1,888,710     (1,888,710)              0               0
Unrealized losses on securities available for sale,
   net of deferred taxes                                         0              0              0      (3,945,213)     (3,945,213)
                                                         ---------   ------------   ------------    ------------    ------------

Balance at December 31, 1994                             3,976,722     40,454,004      8,156,001      (2,956,379)     45,653,626
Net income                                                       0              0      3,763,756               0       3,763,756
Exercise of stock options                                   12,302        117,115              0               0         117,115
Cash dividends declared ($.41)                                   0              0     (1,654,754)              0      (1,654,754)
Stock dividend issued                                      198,930      2,287,695     (2,287,695)              0               0
Unrealized gains on securities available
   for sale,  net of deferred taxes                              0              0              0       3,536,219       3,536,219
                                                         ---------   ------------   ------------    ------------    ------------

Balance at December 31, 1995                             4,187,954   $ 42,858,814   $  7,977,308    $    579,840    $ 51,415,962
                                                         =========   ============   ============    ============    ============






The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

HOME INTERSTATE BANCORP AND SUBSIDIARY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                               1995            1994            1993
                                                                           -----------    ------------     ------------
CASH FLOWS          Net income                                             $ 3,763,756    $  3,319,398     $  3,625,429
                                                                           -----------    ------------     ------------
FROM OPERATING      Adjustments to reconcile net income to
                       net cash provided by operating
                       activities:
ACTIVITIES:            Provision for depreciation and amortization             897,162         713,201          740,670
                       Provision for possible loan losses                    2,100,000         800,000          750,000
                       Amortization of securities premiums                   1,625,676       1,415,114          668,506
                       Accretion of securities discounts                      (101,984)       (104,438)        (210,789)
                       Amortization of deferred loan fees and costs           (964,401)       (977,666)      (1,018,539)
                       Net (gain) loss on sale of securities
                         available for sale                                    (52,590)        130,269       (3,247,710)
                       Net loss on sale of premises, furniture
                         and equipment                                          26,156           1,965            4,137
                       Net loss on sale of real estate owned                   614,217         487,828        1,209,340
                       Net (increase) decrease in accrued
                         interest receivable and other assets                2,101,539      (1,421,095)       1,534,931
                       Net increase (decrease) in accrued
                         interest payable and other liabilities               (775,755)        566,266       (2,077,475)
                                                                           -----------    ------------     ------------
                           Total adjustments                                 5,470,020       1,611,444       (1,646,929)
                                                                           -----------    ------------     ------------
                    Net cash provided by operating activities                9,233,776       4,930,842        1,978,500
                                                                           -----------    ------------     ------------

CASH FLOWS          Proceeds from sales of securities
                       available for sale                                   30,336,537       5,392,285        7,501,774
FROM INVESTING      Proceeds from maturities / calls of
ACTIVITIES:            securities available for sale                        30,962,510      29,126,421       39,639,602
                    Purchase of securities held to maturity                (13,158,916)              0                0
                    Purchase of securities available for sale               (9,570,292)    (89,710,019)     (65,590,863)
                    Net (increase) decrease in loans                       (20,292,613)       (192,770)      33,885,924
                    Proceeds from sale of real estate owned                  3,520,503       1,693,411        3,298,010
                    Proceeds from sale of premises,
                       furniture and equipment                                  11,434             502            2,908
                    Purchase of premises, furniture and equipment           (1,766,526)     (3,130,911)        (339,924)
                                                                           -----------    ------------     ------------
                    Net cash provided by (used in) investing activities    $20,042,637    $(56,821,081)    $ 18,397,431
                                                                           -----------    ------------     ------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

HOME INTERSTATE BANCORP AND SUBSIDIARY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(Continued)

                                                                               1995              1994              1993
                                                                               ----              ----              ----

CASH FLOWS             Net increase (decrease) in demand deposits
FROM FINANCING            and savings                                      $(23,162,911)     $ 46,125,752      $ (4,456,136)
ACTIVITIES:            Net increase (decrease) in time certificates
                           of deposit of $100,000 and over                    5,452,036           459,587        (9,699,638)
                       Net increase (decrease) in other time deposits        (5,527,014)        9,884,212       (11,951,737)
                       Net increase (decrease) in securities
                          sold under agreements to repurchase                  (100,000)       (3,900,000)        4,000,000
                       Proceeds from stock options exercised                    117,115             9,260                 0
                       Cash dividends declared                               (1,654,754)       (1,141,305)         (852,066)
                                                                           ------------      ------------      ------------
                       Net cash  provided by (used in)
                          financing activities                              (24,875,528)       51,437,506       (22,959,577)
                                                                           ------------      ------------      ------------
                       Net increase (decrease) in cash and cash
                          equivalents                                         4,400,885          (452,733)       (2,583,646)
                       Cash and cash equivalents at beginning of year        48,996,448        49,449,181        52,032,827
                                                                           ------------      ------------      ------------
                       Cash and cash equivalents at end of year            $ 53,397,333      $ 48,996,448      $ 49,449,181
                                                                           ============      ============      ============

                       Supplemental disclosure of non-cash investing
                          activities:
                       Adjustment for SFAS No. 109:
                          Increase in land and improvements                $          0      $          0      $ (1,803,542)
                          Increase in deferred tax liabilities                        0                 0         1,803,542
                       Real estate acquired in settlement of loans            6,877,870         1,009,945         3,201,627

                       Supplemental disclosure of cash flow information:
                       Cash paid during the year for:
                          Interest expense                                 $  7,156,031      $  6,304,019      $  6,869,153
                          Income taxes                                        2,880,500         1,583,700         2,169,000




The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HOME INTERSTATE BANCORP AND SUBSIDIARY
DECEMBER 31, 1995

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Home Interstate Bancorp (HIB), a bank holding company (the Company) is a California corporation, and parent of Home Bank (the Bank) which is a state chartered financial institution. The Bank primarily accepts deposits from and makes loans to individuals and businesses in Orange County and Los Angeles County, California.

     On January 10, 1996, the Company entered into a definitive agreement (the Agreement) to merge with CU Bancorp, a California corporation and parent of California United Bank, National Association. Under the terms of the Agreement, shareholders of the Company will receive 1.409 shares of CU Bancorp stock for each share of the Company's stock. The Agreement is subject to shareholder and regulatory approval and is expected to be completed by the end of the second quarter 1996.

     The accounting and reporting policies of the Company conform with generally accepted accounting principles and general practice within the banking industry.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The following are descriptions of the more significant accounting policies:

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of HIB and its subsidiary, the Bank. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

SECURITIES

     The Company complies with the Financial Accounting Standards Board SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company holds securities in two categories, available for sale and held to maturity. Securities available for sale may be held for indefinite periods of time and may be sold in response to changes in interest rates and/or other economic conditions. These securities are, in the aggregate, carried at market value. Unrealized gains or losses are calculated based on adjusted cost as described below. Unrealized gains or losses, net of deferred taxes, are recorded as a separate component of shareholders' equity. Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and accounted for at cost, adjusted for amortization of premium and accretion of discount. During 1995, $13,158,916 of securities were purchased and added to the held to maturity portfolio.

     The Company's calculation of cost is increased by accretion of discounts and decreased by amortization of premiums, of which both are computed on the straight-line method that approximates the effective interest method. Such amortization and accretion are reflected in interest on securities. Realized gains or losses recognized on the sales of securities are based upon the adjusted cost and computed on the specific identification method and are classified in other operating revenue, securities gains or losses, net.

LOANS

     Loans are stated at face amount, less payments collected, the allowance for possible loan losses, unearned discounts and unamortized deferred fees. Interest on commercial, real estate and simple interest loans is computed on the principal balance outstanding. Interest on discounted installment loans is computed on the rule of 78's method over the outstanding periods of the related loans. Such methods of interest recognition generally result in level rates of return on principal balances outstanding. The general policy of the Bank is to discontinue the accrual of interest and transfer loans to non-accrual (cash-basis) status when loans become 90 days past due or when reasonable doubt exists with respect to the timely collectibility of interest or principal.

     Loan origination and commitment fees, offset by certain direct loan origination costs, are deferred and recognized over the contractual life of the loan as a yield adjustment. As unearned revenue, the net unrecognized fees and costs are reported as reductions of the loan balance.

     The allowance for possible loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management makes periodic credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience, assessments of future potential problem loans and other factors in determining the adequacy of the allowance. The allowance is based on estimates, and losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs.

     On January 1, 1995, the Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which was amended by SFAS No. 118, in October 1994. Under the new standards, the allowance for credit losses for loans that are impaired as defined, is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for collateral dependent loans. Prior to the adoption of these new standards, the Bank established reserves for impaired loans based on undiscounted cash flows or based on the fair value of collateral for collateral dependent loans. The adoption of these new standards did not have a significant impact on the level of allowances allocated to impaired loans.

     As permitted by these new standards, the Bank excludes from their calculations smaller balance, homogeneous loans such as consumer installment loans and lines of credit, and direct finance leases. In determining whether a loan is impaired or not, the Bank applies its normal loan review procedures in making that judgment. Loans which the Bank expects to collect in full and for which an insignificant delay, i.e., 45 days past due, or an insignificant shortfall in amount of payments is anticipated are not considered impaired. The Bank measures impairment on a loan-by-loan basis using either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent.

REAL ESTATE OWNED

     Real estate owned represents real estate acquired through foreclosure or deed in lieu of foreclosure. Real estate owned is carried at the lower of cost or fair value less estimated carrying costs and costs of disposition. Cost is determined at the date of acquisition as the result of a foreclosure sale and is equal to the receivable balance at that date. If the cost (plus any liabilities assumed at foreclosure) exceeds the appraised value, the carrying value of the property is written down to its fair value. During the time the property is held, all related carrying costs and losses on revaluation are expensed as incurred. Gains or losses on sales are recorded in conformity with standards that apply to the accounting for sales of real estate.

PREMISES, FURNITURE AND EQUIPMENT

     Premises, furniture and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on the straight-line method over the estimated useful life of the asset or the term of the related lease, whichever is shorter. Maintenance and repairs are charged directly to other operating expense. Construction costs, including remodeling, improvements and the cost of funds to finance major projects are capitalized.

INTANGIBLE ASSETS

     On October 19, 1990, HIB consummated a merger which was accounted for as a purchase transaction, in which The Torrance National Bank (TTNB), a nationally chartered bank, was merged with and into the Bank. Goodwill resulting from the acquisition represents the excess purchase price over the fair market value of net assets acquired. Under generally accepted accounting principles, goodwill is recorded as an asset and will be amortized to expense using the straight-line method over 15 years. The total amount of goodwill resulting from this acquisition was approximately $6,562,000. The balance of $4,374,360 and $4,811,796 is included in accrued interest receivable and other assets at December 31, 1995 and 1994, respectively. Amortization of approximately $437,000 is reflected in other operating expenses for the years ended 1995, 1994 and 1993, respectively.

INCOME TAXES

     Amounts provided for income tax expense are based on income reported for financial statement purposes rather than amounts currently payable under tax laws. Deferred taxes, which arise from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws. Additionally, SFAS No. 109 requires that deferred tax assets be evaluated and a valuation allowance be established if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. The Company adopted SFAS No. 109 in 1993. Adoption of SFAS No. 109 did not have a material impact on the Company's consolidated statement of operations; however, adoption of SFAS No. 109 did result in a reclassification of deferred taxes related to real estate acquired in the 1990 merger. Under APB 11, the real estate was recorded net of its associated deferred tax liability. Under SFAS No. 109, the real estate is required to be booked at full value with the associated deferred tax liability included with other deferred tax items.

POSTRETIREMENT HEALTH BENEFITS

     The Company provides certain health care benefits for retirees. Effective July 15, 1992, the Company made significant changes to the benefits including decreases in the benefits provided and elimination of all benefits for employees who retire after December 31, 1994. The benefits require that retirees make contributions that vary by years of service and are adjusted annually. Prior to 1993, the Company recognized the cost of providing the benefits on a cash basis by expensing the insurance premiums less the required retiree contributions.

     In December of 1990, the FASB issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". Under SFAS No. 106, the Company must recognize the cost of postretirement health benefits on an accrual basis instead of the current cash basis. During 1993, the Company adopted SFAS No. 106. Adoption of SFAS No. 106 did not have a material impact on the 1993 results of operations of the Company.

EARNINGS PER SHARE

     Earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares have been retroactively adjusted to reflect a stock dividend in 1995 and 1994. If all stock options were exercised, they would not have a material dilutive effect and, therefore, have been excluded from the computation. The weighted average number of shares used to compute earnings per share was 4,177,865, 4,175,207 and 4,175,084 for 1995, 1994 and 1993,
respectively.

STATEMENT OF CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

RECLASSIFICATIONS

     Certain amounts have been reclassified in the prior years to conform to the current year presentation.

NOTE 2.       AVERAGE FEDERAL RESERVE BALANCES:

     The average cash reserve balances required to be maintained by the Federal Reserve Bank were approximately $10,879,000 and $10,255,000 for the years ended December 31, 1995 and 1994, respectively.

NOTE 3.       SECURITIES:

     A summary of securities held to maturity at December 31, 1995 is as follows:

                                                                                     1995
                                                     ---------------------------------------------------------------------
                                                                          GROSS                GROSS
                                                                        UNREALIZED          UNREALIZED            MARKET
                                                        COST              GAINS               LOSSES              VALUE
                                                        ----              -----               ------              -----

    U.S. Treasury securities and obligations
       of U.S. government agencies and
       corporations                                  $ 5,347,290        $    61,718        $         0         $ 5,409,008
    Obligations of states and political
       subdivisions                                    6,413,525              5,661            (25,109)          6,394,077
    Corporate securities                                 652,783              5,644                  0             658,427
    Equity securities                                    717,900                  0                  0             717,900
                                                     -----------        -----------        -----------         -----------
        Total securities held to maturity            $13,131,498        $    73,023        $   (25,109)        $13,179,412
                                                     ===========        ===========        ===========         ===========


     A summary of securities available for sale at December 31, 1995 and 1994 is as follows:

                                                                                    1995
                                                     ----------------------------------------------------------------------
                                                                            GROSS            GROSS
                                                                          UNREALIZED        UNREALIZED           MARKET
                                                         COST               GAINS            LOSSES               VALUE
                                                     ------------       ------------       ------------        ------------
    U.S. Treasury securities and obligations
       of  U.S. government agencies  and
       corporations                                  $ 93,078,552       $    963,359       $    (85,794)       $ 93,956,117
    Obligations of states and political
       subdivisions                                     7,165,362             32,694            (39,792)          7,158,264
    Corporate securities                               19,139,801            121,280            (44,700)         19,216,381
    Equity securities                                     380,391             66,143            (22,721)            423,813
                                                     ------------       ------------       ------------        ------------
        Total securities available for sale          $119,764,106       $  1,183,476       $   (193,007)       $120,754,575
                                                     ============       ============       ============        ============




                                                                                  1994
                                                     -------------------------------------------------------------------
                                                                          GROSS             GROSS
                                                                        UNREALIZED       UNREALIZED           MARKET
                                                        COST              GAINS             LOSSES             VALUE
                                                     ------------      ------------      ------------       ------------
    U.S. Treasury securities and obligations
       of U.S. government agencies and
       corporations                                  $136,872,468      $     19,473      $ (3,979,188)      $132,912,753
    Obligations of states and political
       subdivisions                                    13,624,894           169,515          (338,159)        13,456,250
    Corporate securities                               22,058,793                 0          (938,371)        21,120,422
    Equity securities                                     380,391            49,143           (39,097)           390,437
                                                     ------------      ------------      ------------       ------------
        Total securities available for sale          $172,936,546      $    238,131      $ (5,294,815)      $167,879,862
                                                     ============      ============      ============       ============




     Included in U. S. Treasury securities and obligations of U. S. government agencies and corporations available for sale at December 31, 1995 and 1994 are several mortgage backed securities which have a cost of $3,661,375 and $5,217,111 and a market value of $3,689,384 and $4,954,170 with gross unrealized gains of $35,264 and $10,384 and gross unrealized losses of $7,255 and $273,325, respectively.

     The cost and market value of securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                HELD TO MATURITY                            COST        MARKET VALUE
                                                                         -----------    -----------
                                Due in one year or less                  $         0    $         0
                                Due after one year through
                                   five years                              5,753,118      5,794,683
                                Due after five years through
                                   ten years                               2,086,591      2,106,150
                                Due after ten years                        5,291,789      5,278,579
                                                                         -----------    -----------
                                    Total securities held to maturity    $13,131,498    $13,179,412
                                                                         ===========    ===========




                              AVAILABLE FOR SALE                             COST        MARKET VALUE
                                                                         ------------    ------------
                              Due in one year or less                    $ 50,551,232    $ 50,637,772
                              Due after one year through
                                 five years                                65,349,127      66,146,258
                              Due after five years through
                                 ten years                                  1,259,484       1,256,776
                              Due after ten years                           2,604,263       2,713,769
                                                                         ------------    ------------
                                  Total securities available for sale    $119,764,106    $120,754,575
                                                                         ============    ============



     Proceeds from sales of securities during 1995, 1994 and 1993 were $30,336,537, $5,392,285 and $7,501,774 and the proceeds from calls of securities during 1995, 1994 and 1993 were $3,970,276, $2,224,550 and $6,117,249, respectively. Gross gains on sales for 1995, 1994 and 1993 were $162,639, $-0-and $3,181,894 and gross gains on calls were $17,898, $14,550 and $66,193 for 1995, 1994 and 1993, respectively. Gross losses on sales were $127,947, $144,819 and $377 for 1995, 1994 and 1993, respectively.

     As of December 31, 1995 and 1994, securities carried at $17,075,620 and $18,089,066, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

     Included in interest on securities in 1995, 1994 and 1993 is $290,114, $717,161 and $1,142,785, respectively, from obligations of states and political subdivisions which are exempt from federal tax.

     Included in states and political subdivisions securities at December 31, 1992 were $8,625,000 par value of eight separate issues of taxable municipal securities (the Bonds) purchased at $8,356,728. At the time of purchase, the Bonds were rated "Triple-A" by a nationally recognized rating agency and issued by Executive Life of California (Executive Life). Executive Life was seized by the California Insurance Commission on April 11, 1991 and placed in conservatorship. Executive Life subsequently defaulted on payments due the issuers because of a moratorium on all payments imposed by the California Insurance Commission. In turn, since April 15, 1991, all issues defaulted on regular interest payments. The Company placed all issues on non-accrual in 1991. At December 31, 1992 and 1991, the reported market values of the Bonds were approximately $4,416,850 and $3,450,000, respectively. Management concluded that the value of the Bonds could remain impaired for an uncertain period of time due to the possibility of potential extended litigation. Accordingly, at December 31, 1991, management elected to charge-off that portion of the Bonds which exceeded the approximate market value of $3,450,000. The amount charged-off in 1991 was $5,027,441, reducing the bonds from their book value of $8,477,441, to their market value. During 1993, the Company sold all of the Bonds for $6,623,124, resulting in a gain on sale of $3,173,124.

NOTE 4.       LOANS:

     The loan portfolio at December 31, 1995 and 1994, consisted of the following:

                                                         1995            1994
                                                     ------------    ------------
         Commercial loans                            $ 78,155,048    $ 95,235,410
         Real estate loans - construction              16,933,018       8,404,509
         Real estate loans - other                     81,196,881      61,851,756
         Installment loans                             33,562,662      26,996,400
         Other loans                                    1,634,602       1,771,182
         Non-accrual loans                              3,232,288       6,592,877
                                                     ------------    ------------
                                                      214,714,499     200,852,134
         Less: Unearned discounts and fees              3,491,755       2,203,001
                                                     ------------    ------------
              Total loans                             211,222,744     198,649,133
         Less: Allowance for possible loan losses       3,112,544       2,818,078
                                                     ------------    ------------
               Loans, net                            $208,110,200    $195,831,055
                                                     ============    ============




     The Company has concentrated its lending activity almost exclusively to customers within the Los Angeles, Orange, Riverside and San Bernardino counties of California. Commercial and industrial loans to small and medium size companies in widely diversified industries and commercial real estate loans represent the largest component of the portfolio. These groupings of loans are followed by loans to individuals for household, family and other personal expenditures. It is judged that none of these lending activities expose the Bank to undue credit risk; however, economic conditions and real estate markets in Southern California may affect the Company's loan portfolio and underlying collateral values.

     The Company has various types of real estate loans both for development and long term financing. As of December 31, 1995 and 1994, the Company's real estate loan portfolio, excluding non-accrual loans of $1,632,355 and $4,971,000, respectively, is as follows:

                                                         1995           1994
                                                       ----------     ----------
                Construction and land development     $16,933,018    $ 8,404,509
                Mortgage - commercial                  65,273,064     43,687,269
                Mortgage - residential                 15,923,817     18,164,487
                                                       ----------     ----------
                   Total                              $98,129,899    $70,256,265
                                                      ===========    ===========


     The construction sector of the loan portfolio is widely diversified in a number of projects with an emphasis on loans for the construction of single family residential properties in the Los Angeles Basin. Substantially all the construction loans are concentrated within a close proximity to the Company's 15 locations.

     Within the diversified commercial and industrial loan portfolio there exists approximately $15,525,000 of loan commitments which are secured by accounts receivable lending loan arrangements of which approximately $7,050,000 represents the balance outstanding at December 31, 1995. These loans are closely monitored on a monthly basis by a trained asset-lending group with periodic audits performed by the Company's internal audit staff under agreements which require additional lending disciplines should any credit weakness be detected.

     Non-accruing loans totaled approximately, $3,232,288 and $6,592,877 at December 31, 1995 and 1994, respectively. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $221,700 and $412,600, respectively. At December 31, 1995 and 1994, the Bank had $106,000 and $52,000 loans past due 90 days or more in interest or principal and still accruing interest.

     An analysis of the activity in the allowance for possible loan losses for the years ended December 31, 1995, 1994 and 1993, is as follows:


                                              1995            1994             1993
                                           -----------     -----------     -----------
         Balance at beginning of year      $ 2,818,078     $ 3,573,446     $ 4,011,176
         Provision for possible loan
            losses                           2,100,000         800,000         750,000
         Loans charged-off                  (2,483,502)     (2,026,835)     (3,891,205)
         Recoveries on loans previously
            charged-off                        677,968         471,467       2,703,475
                                           -----------     -----------     -----------
         Balance at end of year            $ 3,112,544     $ 2,818,078     $ 3,573,446
                                           ===========     ===========     ===========

     At December 31, 1995, the recorded investment in loans that are considered to be impaired was $2,867,862, all of which were non-accruing, with a related loss allowance of $355,563. Of the $2,867,862 of impaired loans, $200,001 was measured using the present value method and $2,667,861 was measured using the fair value of the collateral.

NOTE 5.       LOANS TO RELATED PARTIES:

     An analysis of the activity with respect to aggregate loan balances of $60,000 or more involving related parties (Officers, Directors and their affiliates) is as follows:

                               BALANCE AT        NEW LOANS                      BALANCE AT
                            DECEMBER 31, 1994  AND ADDITIONS    REPAYMENTS   DECEMBER 31, 1995
                            -----------------  -------------    ----------   -----------------

                               $1,211,017            $0         $(151,806)      $1,059,211




     All related party loans were current as to principal and interest as of December 31, 1995. In management's opinion, these loans were made in the ordinary course of business at prevailing rates and terms.

NOTE 6.       PREMISES, FURNITURE AND EQUIPMENT:

     Premises, furniture and equipment consisted of the following:

                                                        DECEMBER 31,
                                                  --------------------------
                                                     1995          1994
                                                  -----------    -----------
            Land and improvements                 $ 7,701,241    $ 7,630,658
            Building and improvements               8,561,109      8,388,387
            Furniture, fixtures and equipment       7,351,654      6,814,443
            Leasehold improvements                    273,937        257,151
                                                  -----------    -----------
                                                   23,887,941     23,090,639
            Less: Accumulated depreciation and
                  amortization                      9,522,697      9,557,168
                                                  -----------    -----------
                                                  $14,365,244    $13,533,471
                                                  ===========    ===========



     The amounts of depreciation and amortization included in net occupancy expense were $897,162, $713,201 and $740,670 in 1995, 1994 and 1993, respectively, and are based on the following estimated useful lives:

            Building and improvements                5 to 40 years
            Furniture, fixtures and equipment        5 to 10 years
            Leasehold improvements                  10 to 30 years

NOTE 7.       INCOME TAXES:

     The provision for income taxes consisted of the following:

                                  YEAR ENDED DECEMBER 31,
                       -------------------------------------------
                          1995            1994             1993
                       -----------     -----------     -----------


         CURRENT
            Federal    $ 1,417,700     $   976,900     $ 1,923,800
            State          497,900         174,700         784,400
                       -----------     -----------     -----------
                         1,915,600       1,151,600       2,708,200
                       -----------     -----------     -----------
         DEFERRED
            Federal       (320,300)         15,000        (390,600)
            State         (236,400)          2,500        (102,300)
                       -----------     -----------     -----------
                          (556,700)         17,500        (492,900)
                       -----------     -----------     -----------
                       $ 1,358,900     $ 1,169,100     $ 2,215,300
                       ===========     ===========     ===========



     The provision for income taxes includes tax of $21,600, $(54,200) and $1,342,300, related to net securities gains (losses) for 1995, 1994 and 1993, respectively. At December 31, 1995, there are no accrued federal and state income taxes. Accrued federal and state income taxes at December 31, 1994, are approximately $279,500.

     Deferred taxes arise from temporary differences in the recognition of the revenues, expenses and tax credits for tax and financial reporting purposes. The tax effects of principal temporary differences are as follows:


                                                                       YEAR ENDED DECEMBER 31,
                                                               -------------------------------------
                                                                  1995          1994          1993
                                                               ---------     ---------     ---------
              Allowance for possible loan losses               $(117,000)    $ 391,500     $ 137,100

              Real estate owned                                 (145,300)     (187,900)     (246,100)
              Mark to market, IRC Section 475                    (65,700)      (65,800)      263,000
              Accretion/amortization of discounts/premiums
                 on securities                                   (30,700)       61,000       (88,800)
              Depreciation                                       (43,700)      (24,700)       (6,300)
              Vacation accrual                                     7,300         4,900      (102,700)
              Pension cost                                       (55,700)     (167,300)       52,900
              Depreciation of leverage leases                    (18,100)      (15,000)     (263,400)
              State franchise taxes                              (79,200)      256,100      (231,400)
              Other                                               (8,600)     (235,300)       (7,200)
                                                               ---------     ---------     ---------
                                                               $(556,700)    $  17,500     $(492,900)
                                                               =========     =========     =========




     The provisions for income taxes varied from the Federal statutory rate of 34% for 1995, 1994 and 1993 for the following reasons:

                                                                         YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------------------------------------
                                                     1995                          1994                           1993
                                         ------------------------       ----------------------         ------------------------
                                            AMOUNT             %           Amount          %            Amount             %
                                         -----------         ----       -----------       ----         -----------         ----

 Provision for income
   taxes at statutory rate               $ 1,741,800         34.0 %     $ 1,526,100       34.0 %       $ 1,985,800         34.0 %
 Tax exempt interest                        (125,500)        (2.5)         (233,400)      (5.2)           (369,000)        (6.3)
 State franchise taxes,
    net of federal tax benefit               172,600          3.4            83,900        1.9             450,200          7.7
 Goodwill                                    153,000          3.0           149,800        3.3             148,700          2.5
 AMT                                               0          0            (367,000)      (8.2)                  0            0
 California enterprise
    zone exclusion                          (200,000)        (3.9)                0          0                   0            0
 Reversal of contingent
   reserve                                  (377,000)        (7.4)                0          0                   0            0
 Other, net                                   (6,000)        (0.1)            9,700        0.2                (400)           0
                                         -----------         ----       -----------       ----         -----------         ----
                                         $ 1,358,900         26.5%      $ 1,169,100       26.0 %       $ 2,215,300         37.9 %
                                         ===========         ====       ===========       ====         ===========         ====



     The cumulative temporary differences comprising the net deferred tax asset and (liability) are as follows:



                                                   YEAR ENDED DECEMBER 31,
                                                ---------------------------
                                                    1995          1994
                                                -----------     -----------

Allowance for possible loan losses              $   547,000     $   430,000
Real estate owned                                   717,700         572,400
Mark to market, IRC Section 475                    (131,500)       (197,200)
Accretion/amortization of discounts/premiums
   on securities                                          0         (30,700)
Depreciation                                        (87,700)       (131,400)
Vacation accrual                                     91,300          98,600
Pension cost                                              0         (55,700)
Safe harbor leases                                 (157,200)       (175,300)
State franchise taxes                               200,000         120,800
Step-up of land acquired in TTNB merger          (1,814,400)     (1,819,300)
Other                                                35,100          31,400
                                                -----------     -----------
                                                   (599,700)     (1,156,400)
Unrealized (gains) losses on securities
   available for sale                              (410,700)      2,100,300
                                                -----------     -----------
                                                $(1,010,400)    $   943,900
                                                ===========     ===========

NOTE 8.       EMPLOYEE BENEFIT PLANS:

PROFIT SHARING

     The Bank offers a trusteed profit sharing plan to employees with one year of continuous service. Contributions are determined by the Board of Directors based upon annual profits. Contributions were $496,600, $441,200 and $150,000 in 1995, 1994 and 1993, respectively.

RETIREMENT

     The Company has a non-contributory pension plan covering all employees over 21 years of age with one year of continuous service. Pension benefits are payable upon normal or early retirement and in accordance with the appropriate payment option as defined in the plan. Benefits are based on the participant's salary and years of service. Effective January 31, 1994, the Company discontinued further accrual of benefits. In January 1995, the Company notified all participants of the intent to terminate the plan effective April 13, 1995. Plan assets are currently invested in an immediate participation guarantee contract (fixed dollar account) with an insurance company.

     The pension costs for the years ended December 31, 1995, 1994 and 1993 included the following components:

                                                                      1995           1994           1993
                                                                    ----------     ----------    -----------
       Service  cost --  benefits  earned  during the period        $      0       $      0       $197,316
       Interest   cost  on   projected   benefits  obligation        162,864        130,044        221,318
       Actual return on plan assets                                 (370,451)        26,945       (691,145)
       Net amortization and deferral                                 136,661       (239,827)       451,425
                                                                    --------       --------       --------

          Total pension costs                                       $(70,926)      $(82,838)      $178,914
                                                                    ========       ========       ========


     The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated statements of financial condition at December 31, 1995 and 1994:


                                                                     1995               1994
                                                                 -----------         ------------
Actuarial present value of benefits
   obligations:
   Accumulated benefit obligation                                $ 2,507,907          $ 2,253,501
                                                                 ===========          ===========
   Vested benefit obligation                                     $ 2,432,675          $ 2,166,804
                                                                 ===========          ===========

Plan assets at fair value                                          3,734,847            3,419,862
Projected benefit obligation                                       2,507,907            2,253,501
                                                                 -----------          -----------
   Plan assets in excess of projected
   benefit obligation                                              1,226,940            1,166,361
Unrecognized net (gain) loss                                         143,078              140,564
Unrecognized prior service cost                                            0                    0
Unrecognized net transition asset
   existing at the date of initial
   application of SFAS 87                                            (38,002)             (45,835)
                                                                 -----------          -----------
   Prepaid pension cost included in plan assets                  $ 1,332,016          $ 1,261,090
                                                                 ===========          ===========


The principal assumptions were:
   Discount rates                                                       7.25%                7.25%
   Rates of increase in compensation levels                             5.76%                5.76%
   Expected long-term rate of return on plan assets                     7.50%                7.50%

NOTE 8.       EMPLOYEE BENEFIT PLANS:  (Continued)

STOCK OPTIONS

     The Bank adopted a stock option plan in 1985. The 1985 plan authorized the issuance of up to 566,549 shares of common stock at the discretion of the Board of Directors, and has an expiration date of March 12, 1995. On May 16, 1989, the shareholders approved an amendment to the 1985 plan providing the addition of 220,500 shares for future grants. Options are granted at a price not less than the fair market value of the stock at the date of grant. Options expire five years from the date granted and become exercisable at the date of grant. There were no options canceled in 1995, 1994 or 1993. The plan provides for the retroactive adjustments of options granted for the effect of stock dividends and stock splits. Stock options have been adjusted to reflect the five percent stock dividend declared in 1995 and 1994. A summary of stock option activity during 1993, 1994 and 1995 for the plan is as follows:

                                                                              STOCK OPTIONS
                                                                        ----------------------------
                                                                         NUMBER         RANGE OF
                                                                          OF           PRICES PER
                                                                         SHARES        OPTION SHARE
                                                                        -------      ---------------
       Shares under option and excercisable at December 31, 1992        196,737      $10.00 - $13.82

       Options forfeited                                                (22,167)      10.00 -  13.82
       Options exercised                                                      0
       Options granted                                                        0
                                                                        -------
       Shares under option and exercisable at December 31, 1993         174,570                10.00

       Options forfeited                                                 (6,841)               10.00
       Options exercised                                                   (926)               10.00
       Options granted(1)                                                13,340          9.52 - 9.88
                                                                        -------
       Shares under option and exercisable at December 31, 1994         180,143          9.52 - 9.88

       Options forfeited                                                 (7,713)         9.52 - 9.53
       Options exercised                                                (12,302)                9.52
       Options granted(2)                                                 8,006          9.06 - 9.40
                                                                        -------
       Shares under option and exercisable at December 31, 1995,
          with expiration dates ranging from
          July 17, 1997 through August 18, 1997                         168,134       $ 9.06 - $9.40
                                                                        =======
       Shares available for future grant at December 31, 1995                 0




(1) Grant of 5,000 shares, new options at $9.875 and 8,340 as a result of 5% stock dividend in 1994.

(2)All shares granted were as a result of the 5% stock dividend in 1995.

NOTE 9.       SHAREHOLDERS' EQUITY:

     On November 15, 1995 and October 19, 1994, the Company declared a five percent stock dividend to all shareholders of record as of December 1, 1995 and 1994 payable on December 20, 1995 and 1994. As a result of the dividend, the Company issued 198,930 and 188,871 shares of common stock (fractional shares were paid in the form of cash dividends) and capitalized retained earnings of $2,287,695 and $1,888,710 which is equal to the number of shares issued at a market value of $11.50 and $10.00 per share as of the declaration dates, respectively. No stock dividends were declared to shareholders of record during the year ended December 31, 1993. During 1995, the Company declared cash dividends in the aggregate of $1,654,754 or $.41 per share and paid cash dividends in the aggregate of $1,298,778 or $.325 per share. In January 1996, the Company paid cash dividends in the aggregate of $358,008 or $.085 per share.

     Under the Federal Reserve Board's capital guidelines, the Company is required to have a minimum ratio of total capital to risk-weighted assets of 8.0%, tier 1 capital to total risk-weighted assets of 4.0% and a leverage ratio of 3.0%. At December 31, 1995 and 1994, the Company's ratios were 18.09%, 16.96% and 11.05% and 17.30%, 16.25% and 10.17%, respectively.

NOTE 10.      COMMITMENTS AND CONTINGENCIES:

     In order to meet the financing needs of its customers in the normal course of business, the Company is a party to financial instruments with "off-balance sheet" risk. Those financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company does not enter into any interest rate swaps or caps or forward or futures contracts.

     The off-balance sheet risk inherent in these instruments is the possibility of loss from (1) the failure of another party to perform according to the terms of a contract that would cause a draw on a standby letter of credit, or (2) changes in market rates of interest for those few commitments and undisbursed loans which have fixed rates of interest. To minimize this risk, the Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The decision as to whether collateral should be required is based on the circumstances of each specific commitment or conditional obligation.

     Loan commitments are not usually made for more than 30 days. If rates are quoted, they are generally stated in relation to the prime rate.

     These financial instruments involve, to varying degrees, exposure to credit risk in excess of the amounts recognized in the statement of financial condition. This exposure is represented by the contractual notional amount of those instruments. As of December 31, 1995 and 1994, the contractual notional amount of these instruments was as follows:

                                                           1995           1994
                                                       -----------    -----------
      Standby and commercial letters of credit         $ 2,806,000    $ 4,950,000
      Unused consumer loans secured by real estate       6,625,000      7,376,000
      Unused commercial loans secured by real estate    18,959,000      7,894,000
      Other loan commitments                            23,955,000     23,646,000
                                                       -----------    -----------
         Total commitments                             $52,345,000    $43,866,000
                                                       ===========    ===========


     Since many of the commitments are expected to expire without being drawn upon, the amounts above do not necessarily represent future cash requirements.

     In the normal course of doing business, the Company occasionally becomes a party to litigation. Currently, there are two cases pending against the Company which relate to certain depository accounts that were opened for varying periods from twenty-nine days to four months. In the opinion of management, and the Company's legal counsel, the disposition of all pending litigation involving the Company will have no adverse material effect upon its financial condition and results of operations.

     The Company is committed through June 1998 for payments under a data processing service agreement and through March 1997 for payments under a service center processing agreement. Minimum annual payments are approximately $1,335,360 and $1,123,000, escalating over the term of the agreements to approximately $1,729,000 and $1,265,000, respectively.

NOTE 11.      OTHER OPERATING EXPENSES:

     Other operating expenses include the following:

                                                         YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                     1995         1994         1993
                                                  ----------   ----------   ----------
       Legal and professional services            $  641,343   $  579,793   $  606,451
       Other data processing expense               1,807,308    1,819,979    1,804,829
       Service center processing expense           1,233,847    1,165,701    1,111,355
       Other outside services                         73,295      521,679      258,952
       Stationery and supplies                       386,607      477,545      413,996
       Operating losses                              396,124      280,412      214,343
       Losses on real estate owned                   626,944      559,634    1,209,340
       Other operating expense                     3,987,063    3,738,442    3,744,648
                                                  ----------   ----------   ----------
                                                  $9,152,531   $9,143,185   $9,363,914
                                                  ==========   ==========   ==========



NOTE 12.      REGULATORY MATTERS:

     The Bank is subject to regulation by the Federal Reserve Board, Federal Deposit Insurance Corporation (FDIC) and the California State Banking Department. As a result of the examination completed by the representatives of the FDIC in the fourth quarter of 1992, the FDIC and the Bank agreed to enter into an informal agreement in the form of a memorandum of understanding (the Memorandum), effective March 1993. Pursuant to the Memorandum, the Bank, among other things agreed to maintain a minimum ratio of tier 1 capital to total average assets of 7.5%. Additionally, in regards to the other items which were required under the Memorandum, the Bank undertook steps to implement certain actions or restrictions with respect to its lending and dividend activities and to adopt or revise certain internal policies and procedures. The FDIC released the Bank of the Memorandum on February 9, 1994.

NOTE 13.      DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments.

     The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no active market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, prepayment assumptions, future expected loss experience and other such factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Additionally, the Company intends to hold the majority of its assets and liabilities to their stated maturities. Therefore, the Company does not intend to realize any significant differences between carrying value and fair value through sale or other disposition. No attempt should be made to adjust shareholders' equity to reflect the following fair value disclosures required by the standard as management believes them to be inconsistent with their philosophies and the operations of this Company.

     In addition, the fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of existing and anticipated future customer relationships and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the branch network, deferred tax assets and liabilities, real estate owned, land, furniture, fixtures and equipment and goodwill.

     Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments as of December 31, 1995 and 1994.

CASH AND FEDERAL FUNDS SOLD (SHORT-TERM INVESTMENTS)

     For cash and federal funds sold (short-term investments), the carrying amount (book value) is a reasonable estimate of fair value.

SECURITIES

     For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices of similar securities.

LOANS

     For certain homogeneous categories of loans, such as loans secured by real estate, auto loans and other consumer loans, fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For loans which are immediately repriceable, the carrying value is a reasonable estimate of fair value. The allowance for possible loan losses, plus additional discounts on certain classified loans are estimated to be a market discount of the credit risks inherent in the portfolio based upon a bulk sale concept.

DEPOSITS

     The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (SHORT-TERM BORROWINGS)

     The carrying amount (book value) of securities sold under agreements to repurchase is a reasonable estimate of fair value.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

     The fair value of commitments and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account remaining terms of the agreements. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of these unrecorded financial instruments is not material to the Company's financial position or fair value disclosures at December 31, 1995 and 1994. (See Note 10. Commitments and Contingencies, for contractual notional amounts of the instruments, contained herein).

     The estimated fair values of the Company's financial instruments are as follows:


                                                             DECEMBER 31, 1995                     December 31, 1994
                                                      ---------------------------------    ----------------------------------
                                                        CARRYING             FAIR             Carrying            Fair
                                                         AMOUNT             VALUE              Amount             Value
                                                      --------------    ---------------    ---------------    --------------
Financial Assets:
     Cash and federal funds sold                      $  53,397,000      $  53,397,000      $  48,996,000     $  48,996,000
     Securities                                         133,886,000        133,934,000        167,880,000       167,880,000
     Loans, net                                         208,110,000        207,116,000        195,831,000       191,691,000
                                                       ------------       ------------       ------------      ------------
                                                       $395,393,000       $394,447,000       $412,707,000      $408,567,000
                                                       ============       ============       ============      ============

Financial Liabilities:
     Deposits                                          $369,031,000       $369,230,000       $392,269,000      $391,620,000
     Securities sold under agreements to repurchase               0                  0            100,000           100,000
                                                       ------------       ------------       ------------      ------------
                                                       $369,031,000       $369,230,000       $392,369,000      $391,720,000
                                                       ============       ============       ============      ============

NOTE 14. CONDENSED FINANCIAL INFORMATION OF HOME INTERSTATE BANCORP (PARENT COMPANY ONLY):

     At December 31, 1995 and 1994, the condensed unconsolidated Statements of Financial Condition of the Parent Company are as follows:

                                                  1995             1994
                                              ------------    ------------
ASSETS:
   Cash and cash equivalents                  $  1,011,446    $    224,687
   Securities available for sale                   932,563         892,687
   Investment in the Bank                       49,784,997      44,536,588
   Other assets                                      6,850           6,850
                                              ------------    ------------
     TOTAL ASSETS                             $ 51,735,856    $ 45,660,812
                                              ============    ============

LIABILITIES:
   Dividends payable and other liabilities    $    319,894    $      7,186
                                              ------------    ------------


SHAREHOLDERS' EQUITY:
   Contributed capital                          42,858,814      40,454,004
   Retained earnings                             7,977,308       8,156,001
   Unrealized gains  (losses) on
     securities available for sale, net of
     deferred taxes, and equity in
     unrealized gains  (losses)  on
     securities of the Bank                        579,840      (2,956,379)
                                              ------------    ------------


     TOTAL SHAREHOLDERS' EQUITY                 51,415,962      45,653,626
                                              ------------    ------------

     TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                  $ 51,735,856    $ 45,660,812
                                              ============    ============



     For years ended December 31, 1995, 1994 and 1993, the condensed unconsolidated Statements of Income are as follows:


                                                1995        1994         1993
                                             ----------   ----------    --------
Dividends from the Bank                      $2,125,000   $1,281,659    $600,000
Securities gains                                      0            0       2,307
Interest and other income                        75,218       78,438      65,458
                                             ----------   ----------    --------
   Total Income                               2,200,218    1,360,097     667,765
Legal and other expenses                        271,283      163,791     151,181
                                             ----------   ----------    --------
Income before income taxes and equity  in
   undistributed income of subsidiary         1,928,935    1,196,306     516,584
Allocated income tax  benefit                    96,400       41,600      40,800
Equity in undistributed income of
   subsidiary                                 1,738,421    2,081,492   3,068,045
                                             ----------   ----------  ----------
     NET INCOME                              $3,763,756   $3,319,398  $3,625,429
                                             ==========   ==========  ==========

NOTE 14. CONDENSED FINANCIAL INFORMATION OF HOME INTERSTATE BANCORP (PARENT COMPANY ONLY): (Continued)

     For the years ended December 31, 1995, 1994 and 1993, the condensed unconsolidated Statements of Cash Flows are as follows:

                                                           1995             1994            1993
                                                        -----------     -----------     -----------

Cash flows from operating activities:
Net income                                              $ 3,763,756     $ 3,319,398     $ 3,625,429
                                                        -----------     -----------     -----------
   Adjustments  to reconcile  net income to
     net cash provided by operating activities:
   Amortization of securities premiums                        4,926           4,927           5,711
   Net gain on sale of securities                                 0               0          (2,307)
   Equity in affiliated subsidiary                       (1,738,421)     (2,081,492)     (3,068,045)
   Net decrease other assets                                      0               0          99,307
   Net increase (decrease) in dividends
     payable and other liabilities                          294,137            (642)        (41,300)
                                                        -----------     -----------     -----------
   Total adjustments                                     (1,439,358)     (2,077,207)     (3,006,634)
                                                        -----------     -----------     -----------
Net cash provided by operating activities                 2,324,398       1,242,191         618,795
                                                        -----------     -----------     -----------
Cash flows from investing activities:
   Proceeds from sales of securities                              0               0         104,895
                                                        -----------     -----------     -----------
Net cash provided by investing activities                         0               0         104,895
                                                        -----------     -----------     -----------
Cash flows from financing activities:
   Proceeds from stock options exercised                    117,115           9,260               0
   Cash dividends declared                               (1,654,754)     (1,141,305)       (852,066)
                                                        -----------     -----------     -----------
Net cash used in financing activities                    (1,537,639)     (1,132,045)       (852,066)
                                                        -----------     -----------     -----------
Net increase (decrease) in cash and cash equivalents        786,759         110,146        (128,376)
Cash and cash equivalents  at beginning of year             224,687         114,541         242,917
                                                        -----------     -----------     -----------

Cash and cash equivalents at end of year                $ 1,011,446     $   224,687     $   114,541
                                                        ===========     ===========     ===========


Supplemental disclosure of non-cash investing and
   financing activities:
Adjustment for SFAS No. 115:
   (Increase) decrease in unrealized
     gains on securities available for sale             $   (44,802)    $    68,511     $   (72,824)
   (Increase) decrease in investment in
     the Bank for unrealized gains
     (losses) on securities available for sale, net      (3,509,988)      3,910,511        (951,610)
   Increase (decrease) in deferred tax
     liabilities related to unrealized
     gains on securities available for sale                  18,571         (33,809)         35,600
   Increase (decrease) in shareholders'
     equity for unrealized gains (losses),
     net of deferred taxes                                3,536,219      (3,945,213)        988,834




     Under California banking law, the Bank is limited in its ability to declare dividends to the Company to the lesser of the retained earnings of the Bank or the net income of the Bank for its last three fiscal years, less distributions made by the Bank to the Company during such period. The effect of this law is to limit the dividends the Bank may declare at December 31, 1995 to approximately $6,841,000.

     Federal law also restricts the Bank from extending credit to the Company since any such extensions of credit are subject to strict collateral requirements.

NOTE 15.      PURCHASE AND ASSUMPTION OF CERTAIN ASSETS AND LIABILITIES:

     On April 1, 1994, the Bank entered into an Insured Deposit Purchase and Assumption Agreement (P&A Agreement) with the FDIC for the purchase and assumption of certain assets and liabilities of Mechanics National Bank, Paramount, California. Mechanics National Bank was declared insolvent and closed by the Office of the Comptroller of the Currency on April 1, 1994 and the FDIC was appointed the receiver thereof. Concurrent with the execution of the P & A Agreement, the Bank entered into a FDIC Consortium Agreement with the FDIC and California United Bank, N.A., Pacific Western National Bank, Foothill Independent Bank, Landmark Bank, Cerritos Valley Bank and De Anza National Bank (Consortium Members).

     The Bank, as agent for the Consortium Members, purchased approximately $22,535,000 of certain assets consisting principally of cash and cash equivalents, securities and Fed funds sold and assumed approximately $99,355,000 of certain liabilities consisting of deposit liabilities and accrued interest from the FDIC. The Bank purchased approximately $21,700,000 of such assets and assumed $17,100,000 of such deposits of two former Mechanics National Bank branches located in Torrance and Paramount, California. All remaining acquired assets and assumed liabilities were transferred to the Consortium Members.

     On July 15, 1994, the Bank entered into a P & A Agreement with the FDIC for certain assets and liabilities of the Bank of San Pedro (San Pedro), San Pedro, California. San Pedro was closed by the California Superintendent of Banks on July 15, 1994 and the FDIC was appointed the receiver thereof.

     The Bank purchased $12,884,000 of certain assets consisting principally of loans, cash and cash equivalents and investment securities, and assumed approximately $74,200,000 of certain liabilities consisting of insured deposit liabilities and accrued interest from the FDIC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item regarding Directors and Executive Officers of the Registrant is contained in the Company's definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders under the heading Directors, Nominees and Executive Officers of the Company which the Company intends to file with the Commission within 120 days following the end of the Company's 1995 fiscal year pursuant to the Commission's Rule 14A promulgated under the Securities Exchange Act of 1934, as amended. Such information is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item regarding Executive Compensation is contained in the Company's definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders under the heading Directors, Nominees and Executive Officers of the Company which the Company intends to file with the Commission within 120 days following the end of the Company's 1995 fiscal year pursuant to the Commission's Rule 14A promulgated under the Securities Exchange Act of 1934, as amended. Such information is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item regarding Security Ownership of Certain Beneficial Owners and Management is contained in the Company's definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders under the heading Principal Shareholders and Election of Directors which the Company intends to file with the Commission within 120 days following the end of the Company's 1995 fiscal year pursuant to the Commission's Rule 14A promulgated under the Securities Exchange Act of 1934, as amended. Such information is incorporated herein by this reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND TRANSACTIONS

     The information required by this Item regarding Certain Relationships and Transactions is contained in the Company's definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders under the heading Certain Transactions which the Company intends to file with the Commission within 120 days following the end of the Company's 1995 fiscal year pursuant to the Commission's Rule 14A promulgated under the Securities Exchange Act of 1934, as amended. Such information is incorporated herein by this reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company, the accompanying notes and the Report of Independent Public Accountants are included in Item 8 of this Annual Report on Form 10-K at the pages referenced below:

     ITEM                                                                                                    PAGE NO.
     ----                                                                                                    --------

1.  Report of Independent Public Accountants...................................................................  42
2.  Consolidated Statements of Financial Condition as of December 31, 1995 and 1994............................  43
3.  Consolidated Statements of Income for the Years Ended December 31, 1995, 1994 and 1993.....................  44
4.  Consolidated Statements of Changes in Shareholders' Equity
    for the Years Ended December 31, 1995, 1994 and 1993.......................................................  45
5.  Consolidated Statement of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993..................  46
6.  Notes to Consolidated Financial Statements.................................................................  48



(a)(2) SCHEDULES.

     No Schedules are listed because they are not applicable, not material or because the information required by such schedules is included in the consolidated financial statements or the notes thereto.

(b)    REPORTS ON FORM 8-K.

     There were no reports on Form 8-K filed by the Company during the last quarter of the Company's fiscal year ended December 31, 1995.

(c)    EXHIBITS.

     Exhibits required to be filed hereunder are indexed on sequentially numbered page 70 hereof.

     The following is a list of management contracts and compensatory plans and arrangements required to be filed hereunder:

     1. The Company's 1985 Stock Option Plan, as amended; form of Incentive Stock Option Agreement; and form of Non-Qualified Stock Option Agreement, at Exhibit 4 to Registration Statement on Form S-8, No. 33-30573.

     2.  Change of Control Agreement, James P. Staes.

     3.  Change of Control Agreement, Bill Neal.

     4.  Change of Control Agreement, Keith W. Barnes.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           SIGNATURE AND TITLE                                                      DATE
--------------------------------------------------------------------         -----------------


/s/ Ruth A. Martin                                                           February 21, 1996
--------------------------------------------------------------------
Ruth A. Martin, Director
Chairman of the Board

/s/ James P. Staes                                                           February 21, 1996
--------------------------------------------------------------------
James P. Staes, Director
President


/s/ D. A. Buschenfield                                                       February 21, 1996
--------------------------------------------------------------------
D. A. Buschenfield, Director
Vice President


/s/ J. Richard Denham                                                        February 21, 1996
--------------------------------------------------------------------
J. Richard Denham, Director
Vice President


/s/ Randall G. Elston                                                        February 21, 1996
--------------------------------------------------------------------
Randall G. Elston, Director


/s/ Roger K. Freeman                                                         February 21, 1996
--------------------------------------------------------------------
Roger K. Freeman, Director


/s/ Bill Neal                                                                February 21, 1996
--------------------------------------------------------------------
Bill Neal, Director


/s/ Donald G. Martin                                                         February 21, 1996
--------------------------------------------------------------------
Donald G. Martin, Director


/s/ George W. Post                                                           February 21, 1996
--------------------------------------------------------------------
George W. Post, Director


/s/ Keith W. Barnes                                                          February 21, 1996
--------------------------------------------------------------------
Keith W. Barnes, Senior Vice President,
Chief Financial Officer, Controller and Principal Accounting Officer

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Home Interstate Bancorp by

/s/ Keith W. Barnes
--------------------------------------------------------------------
Keith W. Barnes, Senior Vice President,                                      Dated February 21, 1996
Chief Financial Officer, Controller and Principal Accounting Officer

                                INDEX TO EXHIBITS

                                                                                                          PAGE NUMBER IN
                                                                                                            SEQUENTIALLY
      EXHIBIT                                    DESCRIPTION OF DOCUMENT                                  NUMBERED SYSTEM
----------------      -------------------------------------------------------------------------------    ----------------

        1.1           Agreement and Plan of Reorganization  by and among the Company,  the Bank, CU
                      Bancorp and California  United Bank,  National  Association dated January 10,
                      1996 (1) .

        3.1           Articles of  Incorporation  of the Company  filed with the Secretary of State of the State of California  on September 17, 1979, as amended by  Certificate of  Amendment  of  Articles  of  Incorporation  filed May 20,  1988  (2).  In addition,  Certificate  of  Amendment  of  Articles of  Incorporation  of the
                      Bancorp filed with the Secretary of State of the State of
                      California on November 9, 1981 (2).

        3.2           Bylaws of the Company, adopted November 17, 1987 (amended and restated) (3).

         4.           Specimen of Common Stock Certificate (4).

        10.1          The Company's 1985 Stock Option Plan, as amended, form of
                      Incentive Stock Option Agreement, and form of
                      Non-Qualified Stock Option Agreement (5).

        10.2          Ground Lease dated  February 9, 1976,  by and between Brea Plaza  Development
                      Company, a partnership, and the Bank, for the land upon
                      which the Brea Branch Office of the Bank is located (3).

        10.3          Ground Lease dated May 16, 1980, by and between Manhattan
                      Beach Commercial Properties, a California general partnership, and Bank of Manhattan, for the land upon which the Manhattan Beach Branch Office of the Bank is located (3).

        10.4          Lease dated  December  13, 1973,  by and between  Homart  Development  Co., a
                      Delaware corporation, and the Bank for the land upon which the Westminster Branch Office of the Bank is located (3).

        10.5          Lease  dated  December  10,  1979,  by and  between  Margaret  Hills Land and
                      Exploration  Company,  as  Lessor,  and  Irvine  National  Bank,  as  Lessee,
                      assigned in February 1980 to Heritage Bank, as Lessee,  and assigned on March
                      9, 1984 to the Bank, as Lessee, for the lease of office
                      facilities for the Irvine Branch Office (3).

        10.6          Reserved

        10.7 Remote Outsourcing Agreement dated September 14, 1993, by and between Systematics, Inc., an Arkansas corporation, and the Bank (6).

        10.8 Item Processing Agreement dated March 9, 1992, by and between Systematics, Inc., an Arkansas corporation, and the Bank (6).

        10.9 Lease, proposed to be assigned to the Bank, dated July 1, 1978, by and between Lanikai Investment Company, LTD., as
                      Lessor, and Bank of San Pedro, as Lessee, and assumed on July 15, 1994 by the FDIC, as Lessee, for the lease of office facilities for the North San Pedro Branch Office
                      (7).

       10.10          Change of Control Agreement, James P. Staes (8).

       10.11          Change of Control Agreement, Bill Neal (8).

       10.12          Change of Control Agreement, Keith W. Barnes (8).

        21.0          Subsidiary of the Registrant (7).

        23.0          Consent of Arthur Andersen LLP                                                         72

        27.0          Financial Data Schedule                                                                73



------------------------------

(footnotes on following page)
-----------------------------

------------------------------

(footnotes on from the previous page)
-------------------------------------

(1) Incorporated by reference to the Exhibits to the Registrant's Form 8-K as filed with the Commission on February 9, 1996.

(2) Incorporated by reference to the Exhibits to the Registrant's S-4 Registration Statement, Registration No. 33-35622, as filed with the Commission on June 28, 1990.

(3) Incorporated by reference to the Registrant's 1989 Annual Report on Form 10-K, File No. 0-11160, as filed with the Commission on March 31, 1990.

(4) Incorporated by reference to Exhibit 7 to Registrant's Registration Statement on Form S-14, Registration No. 2-75660, as filed with the Commission on January 12, 1982 and amended on August 6, 1982

(5) Incorporated by reference to Exhibit 4 to Registrant's Registration Statement on Form S-8, Registration No. 33-30573, as filed with the Commission on August 17, 1989.

(6) Incorporated by reference to the Registrant's 1993 Annual Report on Form 10-K, File No. 0-11160, as filed with the Commission on March 29, 1994.

(7) Incorporated by reference to the Registrant's 1994 Annual Report on Form 10-K, File No. 0-11160, as filed with the Commission on March 31, 1995.

(8) Incorporated by reference to the Exhibits 10.10, 10.11 and 10.12 to Registrant's June 30, 1995 Quarterly Report on Form 10-Q, File No. 0-11160, as filed with the Commission on July 31, 1995.