Form 10-K/A
period 1995-12-31
HOME INTERSTATE BANCORP
filed 1996-04-29
CIK 357133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

                                    MARK ONE:

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required) For the fiscal year ended DECEMBER 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee required)

         For the transition period ______ to ______

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

           Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has ben subject to such filing requirements for the past 90 days.

                                    Yes  X  No
                                        ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

         As of APRIL 18, 1996, the aggregate market value of the voting shares held by non-affiliates (all persons other than executive officers, directors or greater than 10% shareholders) of the Registrant was approximately

                                   $45,095,956

              An aggregate of 4,213,280 shares of common stock were
                          outstanding at APRIL 18, 1996

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Pursuant to the Agreement and Plan of Reorganization dated January 10, 1996, as amended March 29, 1996 (the "Merger Agreement") by and among CU Bancorp, California United Bank, National Association ("CU Bank"), a national banking association and wholly owned subsidiary of CU Bancorp, Home Interstate Bancorp ("Home Bancorp") and Home Bank ("Home Bank"), a California state chartered bank and wholly owned subsidiary of Home Bancorp, Home Bancorp will merge with and into CU Bancorp (the "Merger"), with CU Bancorp surviving the Merger (the "Surviving Company") and CU Bank will merge with and into Home Bank under the name "California United Bank." Upon consummation of the Merger, each outstanding share of Common Stock, no par value, of Home Bancorp ("Home Stock") will be converted into the right to receive 1.409 shares of CU Bancorp Common Stock, without par value. Upon consummation of the Merger, the Board of Directors of the Surviving Company will be comprised of five members from each of the current Boards of Directors of CU Bancorp and Home Bancorp. The five members from the Board of Directors of Home Bancorp (the "Home Board") are expected to be Donald A. Buschenfield, J. Richard Denham, Randall G. Elston, Donald G. Martin and James P. Staes. The following table sets forth certain information as of April 18, 1996, with respect to the directors, nominees for election as directors and executive officers of Home Bancorp.


Name                          Age     Biographical Information
- ----                          ---     ------------------------
Keith W. Barnes               50      Keith W. Barnes has been Senior Vice President and Chief Financial Officer of
                                      Home Bancorp from May 1988 to present and of Home Bank from July 1986 to present.  He served as Vice President and Chief Financial Officer of Home
                                      Bancorp from July 1986 to May 1988 and as Senior Vice President, Cashier of
                                      Home Bank from July, 1982 to June 1986.  Mr. Barnes has been with Home
                                      Bank since 1974 and has been in banking industry for 27 years.

Donald A. Buschenfield        80      Donald A. Buschenfield has been a Vice President of Home Bancorp since 1982 and a director of Home Bancorp since 1981.  Mr. Buschenfield is also the Vice
                                      Chairman of Home Bank and a former Home Bank executive officer.  He has been a director of Home Bank since 1970.  Mr. Buschenfield has served as a consultant to Home Bank since 1985.  (See "Director Compensation").

J. Richard Denham             63      J. Richard Denham has been a Vice President of Home Bancorp since 1982 and has been a director of Home Bank and Home Bancorp since 1981.  Mr. Denham is the owner of Cement Tool Co./D & G Manufacturing Company, which is engaged in industrial development.  He served as Chief of Police for the City of
                                      Signal Hill, California from 1967 to 1979.  Mr. Denham became a rancher and industrial developer after leaving the Signal Hill Police Department in 1979.
                                      Since January, 1984, Mr. Denham has been breeding and training Andalusian horses.

Randall G. Elston, MAI        42      Randall G. Elston has been a director of Home Bancorp since 1987, and of
                                      Home Bank since March, 1992. He is a real estate appraiser and has, since 1982, owned Elston Enterprises, Inc., a corporation doing business under the name
                                      Pacific Real Estate Appraisal.


Name                          Age     Biographical Information
- ----                          ---     ------------------------
Roger K. Freeman, MD           61     Roger K. Freeman, MD, has been a director of Home Bancorp and Home Bank since August 19, 1992.  Dr. Freeman has been a Professor of Obstetrics and
                                      Gynecology at UC Irvine since 1975.  He was the Medical Director of Women's
                                      Services at Long Beach Memorial Medical Center from 1975 to 1990, and has been a Senior Fellow with Memorial Health Service since 1990.  He also served as Senior Vice President of Women's Services at Long Beach Memorial
                                      Hospital from January 1992 through December 1992.

Donald G. Martin, CPA          48     Donald G. Martin has been a director of Home Bancorp since December, 1993
                                      and of Home Bank since February, 1994.   Since 1970, Mr. Martin has been
                                      involved in the agricultural industry in South Dakota where he maintains an interest in cattle ranching.  He has also been a practicing Certified Public
                                      Accountant since 1980.  Mr. Martin is the son of Ruth A. Martin, Chairman of
                                      the Board of Home Bancorp and Home Bank.

Ruth A. Martin                 81     Ruth A. Martin has been the Chairman of the Home Board since 1986 and served as its President from 1986 to February, 1993.  She has also been
                                      Chairman of the Board of Home Bank since 1986.  Mrs. Martin has been a director of Home Bank and Home Bancorp since 1983.  She formerly served as
                                      Area Administrator for the State Department of Mental Health from which position she retired in January, 1981.  Mrs. Martin is the mother of Donald G.
                                      Martin, a director of Home Bancorp and Home Bank.

Susan Monsoor                  40     Susan Monsoor has been Vice President/Corporate Secretary of Home Bank since February 1989 and Corporate Secretary of Home Bancorp and Home Bank
                                      since April 1987.  She was appointed Vice President/Corporate Secretary of
                                      Home Bancorp in February 1993.  Prior to joining Home Bank, Ms. Monsoor was employed in the legal field for 12 years.

Bill Neal                      65     Bill Neal has been a director of Home Bancorp since May, 1993, and of Home
                                      Bank since August 1992.  He has served as the Executive Vice President and
                                      Chief Operating Officer of Home Bank since January 1989.  He has been with
                                      Home Bank since 1974 and has been in the banking industry for 36 years.

George W. Post                 71     George W. Post retired as Executive Vice President of Home Bank in October
                                      1992, a position he held from October 1990.  He has been and continues to serve as a director of Home Bancorp and Home Bank since October 1990.  Prior to the acquisition of The Torrance National Bank ("TTNB") by Home Bank, Mr. Post
                                      had served as President and Chief Executive Officer of TTNB from 1973 to
                                      October 1990.  Mr. Post had also served as a director and Chairman of the
                                      Board of TTNB from 1973 to October 1990.

James P. Staes                57      James P. Staes served as Home Bancorp's Chief Executive Officer and Vice
                                      Chairman from 1985 to 1987.  He served as Home Bancorp's President from
                                      1986 to 1987 and from February 1993 to present.  Mr. Staes served as a director of Home Bancorp since 1985 (except from May 1987 to May 1988).  Mr. Staes has also served as a director of Home Bank and its President since 1984 and as
                                      Chief Executive Officer of Home Bank since 1985.  Previously, Mr. Staes served as President and Chief Executive Officer of the Bank of Manhattan from
                                      1982 to 1983.  Mr. Staes has been in the banking industry for 28 years.

COMPLIANCE WITH REPORTING REQUIREMENTS OF SECTION 16

         Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Home Bancorp's directors, executive officers and any persons holding ten percent or more of Home Stock are required to report their ownership of

Home Stock and any changes in that ownership to the Securities and Exchange Commission (the "Commission") and to furnish Home Bancorp with copies of such reports. Specific due dates for these reports have been established and Home Bancorp is required to report in this Amendment No. 1 to Home Bancorp's Annual Report on Form 10-K ("Amendment No. 1") any failure to file on a timely basis by such persons. Based solely upon a review of copies of reports filed with the Commission during the fiscal year ended December 31, 1995, all persons subject to the reporting requirements of Section 16(a) filed all required reports on a timely basis, with the exception of one Form 5, which was filed on February 8, 1996 for Roger K. Freeman, MD.


ITEM 11.          EXECUTIVE COMPENSATION.

         No executive officer of Home Bancorp received cash compensation during the year ended December 31, 1995, except in his or her capacity as an executive officer of Home Bank, and except for directors' fees paid by Home Bancorp and Home Bank to members of their respective Boards of Directors. The following table sets forth the aggregate cash compensation that Home Bancorp and its subsidiaries paid to or accrued on behalf of each of (i) the Chief Executive Officer of Home Bank during 1995 (the principal executive officer of Home Bancorp does not receive any compensation for serving in such capacity), and
(ii) the four most highly compensated individuals, other than the Chief Executive Officer, whose aggregate cash compensation exceeded $100,000 (two persons), ("named executive officers") in each case, for fiscal 1993, 1994 and 1995:


                           SUMMARY COMPENSATION TABLE

                                                                         LONG TERM COMPENSATION
                                                                    --------------------------------
                                        ANNUAL COMPENSATION                AWARDS          PAYOUTS
                                 ---------------------------------  --------------------------------------------
           (a)             (b)       (c)        (d)      (e)(3)       STOCK    OPTIONS/     LTIP     ALL OTHER
    NAME & PRINCIPAL                           BONUS      OTHER                                         COMP
    ----------------                           -----      -----                                         ----
        POSITION           YEAR  SALARY ($)     ($)     COMP ($)    AWARDS      S A R'S    PAYOUTS      (5)
        --------           ----  ----------     ---     --------    ------      -------    -------
JAMES P. STAES             1995      201,066      3,820     21,154    N / A      N / A      N / A         11,792
(1)(2)(4)
PRESIDENT & CEO,           1994      201,066     30,000     20,959    N / A      N / A      N / A          9,560
HOME BANK
                           1993      187,923     12,000     21,378    N / A      N / A      N / A          4,220

BILL G. NEAL (1)(4)        1995      119,474      2,270     22,396    N / A      N / A      N / A          9,433
EVP & COO,                 1994      119,474      5,496     22,398    N / A      N / A      N / A          8,612
HOME BANK
                           1993      107,508     10,000     21,692    N / A      N / A      N / A          2,486
KEITH W. BARNES            1995       92,926      1,766      4,993    N / A      N / A      N / A          7,382
(1)(4)
SR. V P & C F O,           1994       92,926      7,209      3,956    N / A      N / A      N / A          6,604
HOME BANCORP
                           1993       86,419      3,000      4,257    N / A      N / A      N / A          1,964

- ------------------------------------
(FOOTNOTES ON FOLLOWING PAGE)

(1) 1995 Bonus numbers represent compensation accrued in 1995 and paid in 1996.

(2) 1994 Bonus number includes $30,000 for Staes accrued in 1994 and paid in 1995.

(3) Represents personal compensation recognized for the use of vehicles provided by Home Bancorp. Other compensation for Messrs. Staes and Neal also includes $14,400 for 1995, 1994 and 1993 which represents Directors' Fees paid in each of those years.

(4) 1993 Bonus numbers represent compensation accrued in 1993 and paid in 1994.

(5)   Represents Annual Profit Sharing Contribution.


RETENTION AGREEMENTS

         Effective June 30, 1995, Mr. Staes, President and Chief Executive Officer of Home Bank, entered into an agreement (the "Staes Retention Agreement") with Home Bank pursuant to which Mr. Staes would become entitled to receive two years base annual salary (or $402,132) payable in 48 substantially equal installments over a two-year period upon the occurrence of a "change of control" of Home Bancorp or Home Bank (as defined in such agreement). Ten other key employees of Home Bancorp or Home Bank, including Messrs. Neal and Barnes, entered into similar agreements (the "Employee Retention Agreements" and together with the Staes Retention Agreement, the "Original Retention Agreements") with Home Bank effective June 30, 1995. Pursuant to the Employee Retention Agreements, each of the ten employees would be entitled to receive the equivalent of one year's base annual salary, payable in 24 substantially equal installments over a one-year period, upon a "change of control" of Home Bancorp or Home Bank. Accordingly, Messrs. Neal and Barnes would become entitled to receive $119,474 and $92,926, respectively, under the Employee Retention Agreements.

         The purpose of the Original Retention Agreements was to (i) minimize the distraction to senior managers occasioned by threats of abrupt changes in control of Home Bancorp or Home Bank and to permit such managers to concentrate on the business and operation of Home Bancorp and Home Bank and (ii) enhance the ability of Home Bank to retain the services of such managers. The Original Retention Agreements did not contemplate the Merger, and the payment terms set forth in such agreements will not be triggered by the consummation of the Merger. The spirit of the Original Retention Agreements, however, was to compensate the aforementioned persons in the event of a substantial change of control of Home Bancorp or Home Bank. As such, the Home Board believes the parties to the Original Retention Agreements should be compensated upon the consummation of the Merger on the terms set forth in such agreements. Based on this belief, Home Bank intends to enter into new agreements (the "Retention Agreements") with the aforementioned persons prior to the consummation of the Merger. The Retention Agreements, when executed, will supersede the Original Retention Agreements. The terms and provisions of the Retention Agreements are substantially similar to those of the Original Retention Agreements, except that the Retention Agreements are effective only upon the consummation of the Merger or some similar transaction between CU Bancorp and Home Bancorp (rather than upon a "change of control") and, with respect to Mr. Staes, his Retention Agreement includes provisions requiring Mr. Staes to provide certain consulting services for a one-year period after the 48 month payment term and prohibits Mr. Staes for a three-year period after the Effective Time from serving as a director or executive officer of another bank, savings and loan association, credit union or thrift and loan which has an office within five miles of a branch office of Home Bank. Total payments to be made by the Surviving Company under the Retention Agreements are approximately $1.2 million. Payments under the Retention Agreements will be made whether or not the recipient is employed by the Surviving Company.

STOCK OPTION EXERCISES AND HOLDINGS

         The following table contains information on stock option exercises in fiscal 1995 by the named executive officers and the number and value of their respective unexercised options at December 31, 1995:


                     AGGREGATED OPTION/SAR EXERCISES IN 1995

          (a)                (b)          (c)                  (d)                                (e)
                                                       Number of Securities               Value of Unexercised
                           Shares                     Underlying Unexercised             In-the-Money Options/
                          Acquired       Value     Options / SAR's at 12/31/95             SAR's at 12/31/95
                                                 --------------------------------    ------------------------------
          Name           On Exercise   Realized    Exercisable    Unexercisable       Exercisable   Unexercisable
          ----           -----------   --------    -----------    -------------       -----------   -------------
James P. Staes              N / A        N / A       13,785           N / A             $40,390         N / A
President & CEO

Bill Neal                   1,500       $1,470        9,655           N / A             $28,289         N / A
EVP & COO

Keith W. Barnes             N / A        N / A        4,901           N / A             $14,360         N / A
Sr. VP & CFO


PENSION PLAN

         Salaried employees of Home Bancorp and Home Bank over 21 years of age are also eligible to participate in Home Bancorp's Pension Plan (the "Pension Plan"). As of January 1, 1990, employees must complete one (1) consecutive year of service to Home Bancorp with a minimum of 1,000 hours worked per year in order to become eligible to participate in the Pension Plan. (Between January 1, 1989 and December 31, 1989 employees had to complete two (2) such years of continuous service and prior to January 1, 1989 employees had to complete three (3) such years of continuous service.)

         The normal annual retirement benefit under the Pension Plan at age 65 is based upon an annual accrued amount over the career of the participant. The annual amount accrued for individuals for each year after 1988 is calculated as the sum of (i) 1.15% of annual pay over $10,000; (ii) l.75% of annual pay over $10,000 for each year of benefit service through 35 years; (iii) l.50% of annual pay for each year of benefit service over 35 years; and (iv) any earned benefit under the Pension Plan on December 30, 1988.

         Effective January 31, 1994, Home Bancorp terminated the accrual of pension benefits for Pension Plan participants, and all funding for the Pension Plan was terminated effective on such date. In December, 1994, the Home Board voted to terminate the Pension Plan effective April 3, 1995. Accrued benefits will be transferred to employees participating in the Pension Plan in the form of either an annuity or a rollover into the employee's 401(k) savings account, at the option of the employee.


                 PENSION PLAN TABLE
            Pension Benefits Available At
                Normal Retirement Age
     -----------------------------------------
     James P. Staes
     President & CEO                   $26,923
     Bill Neal
     EVP & COO                         $21,332
     Keith W. Barnes
     Sr. VP & CFO                      $16,951

DIRECTOR COMPENSATION

         Directors of Home Bancorp are currently paid fees of $300 for monthly Home Board meetings, with the exception of the Chairman of the Board who is paid $900. Directors also receive $200 for attending any special meetings of the Home Board. In addition, non-salaried directors receive $200 for attendance at each meeting of a joint Board committee of which they are a member. The Chairman of the Board receives the use of an automobile. No other agreements or arrangements exist with respect to remuneration for services as a director of Home Bancorp. Home Bancorp paid aggregate compensation of $46,000 to its directors during 1995 pursuant to the foregoing arrangements.

         Directors of Home Bank are currently paid fees of $900 for monthly Home Bank Board meetings, with the exception of the Chairman of the Board who is paid $1,500. Directors also receive $200 for attending any special meetings of the Home Board. In addition, non-salaried directors receive $200 for attendance at each meeting of a joint Board committee of which they are a member. The Vice Chairman of the Board receives the use of an automobile. No other agreements or arrangements exist with respect to remuneration for services as a director of Home Bank. Home Bank paid aggregate compensation of $117,400 to its directors during 1995 pursuant to the foregoing arrangements.

         During 1995, Home Bank contracted with Donald A. Buschenfield, Vice Chairman of Home Bank and a Director of Home Bancorp, to act as a consultant to Home Bank. Under the terms of the Consulting Agreement, Mr. Buschenfield advises Home Bank on insurance, loan, investment and shareholder matters. Mr. Buschenfield was paid a sum of $2,000 per month, for an aggregate of $24,000 during 1995.

THE BOARD OF DIRECTORS AND COMMITTEES

         In July 1994, the Boards of Directors of Home Bancorp and Home Bank formed joint committees of their respective Boards of Directors. Therefore, Home Bancorp and Home Bank have a Joint Executive Committee, Joint Long Term Planning Committee, Joint Audit Committee and Joint Personnel/Compensation Committee.

         The Joint Personnel/Compensation Committee consists of Roger K. Freeman, MD, (Chairman), Donald A. Buschenfield, J. Richard Denham, Donald G. Martin, Ruth A. Martin and James P. Staes (as an ex-officio, non-voting member). This committee reviews the performance of all executive officers of Home Bank and makes compensation recommendations to the Board of Directors of Home Bank.

REPORT OF THE PERSONNEL/COMPENSATION COMMITTEE OF HOME BANK

         The executive officers of Home Bancorp do not receive compensation except in their capacities as employees of Home Bank or as directors of Home Bancorp or Home Bank.

         Home Bank applies a consistent philosophy to compensation for all employees, including senior management. This philosophy is based on the premise that the achievements of Home Bank result from the coordinated efforts of all individuals working toward common objectives. Home Bank strives to achieve those objectives through teamwork that is focused on meeting the expectations of customers and shareholders.

COMPENSATION PHILOSOPHY

         The goals of the executive compensation program are to align compensation with business objectives and performance and to enable Home Bank to attract, retain and reward executive officers who contribute to the long-term success of Home Bank. Home Bank's compensation program for executive officers is based on the same four principles applicable to compensation decisions for all of Home Bank's employees:

         Home Bank pays competitively. Home Bank is committed to providing a pay program that helps attract and retain the best people in the industry. To ensure that pay is competitive, Home Bank regularly compares its pay practices with those of other banks and sets its pay parameters based on this review. Home Bank's primary source for competitive pay rates is the California Bankers Association yearly Compensation Survey.

         Home Bank pays for relative sustained performance. Executive officers are rewarded based upon both corporate performance and individual performance. Corporate performance is evaluated by reviewing the extent to which strategic and business plan goals are met, including such factors as operating profits and performance relative to competitors. Individual performance is evaluated by reviewing progress in organizational and management areas against set objectives and the degree to which teamwork and Bank values are fostered.

         Home Bank strives for fairness in the administration of pay. Home Bank strives to achieve a balance with respect to the compensation paid to a particular individual and the compensation paid to other executives both inside Home Bank and by others employed within the banking industry and performing similar functions.

         Home Bank believes that employees should understand the performance evaluation and pay administration process. The process of assessing performance is as follows:

                  1. At the beginning of the performance cycle, the evaluating manager sets objectives and key goals.

                  2. The evaluating manager gives the employee ongoing feedback on performance.

                  3. At the end of the performance cycle, the manager evaluates the accomplishments of the objectives/key goals.

                  4. The manager compares the results to the results of peers within Home Bank.

                  5. The manager communicates the comparative results to the employee.

                  6. The comparative results affect decisions on salary options.

COMPENSATION PROGRAMS

         Home Bank has had a long and successful history employing a simple total compensation program that consists of cash and equity-based compensation. Having a compensation program that allows Home Bank to successfully attract and retain key employees permits Home Bank to provide useful products and services to customers, enhance shareholder value, foster teamwork and adequately reward employees. The programs are:

         Salary.  Home Bank sets the base salary for employees.

         Home Bank Profit Sharing and Retirement Savings Plan. Home Bank has a profit-sharing plan (the "Profit Sharing Plan") under which it distributes to all employees, including executive officers, a percentage of profits before taxes and other adjustments. Home Bank believes that all employees share the responsibility of achieving profits. Accordingly, it shares a portion of these profits with all eligible employees. The same profit-sharing percentage applies to each employee, with the payment determined by applying this percentage to the individual's salary level. Contributions to the profit-sharing plan are discretionary on the part of the Home Board. For 1995, the Home Board committed to contributing 10% of pre-tax profits to the Profit Sharing Plan. The dollar amount contributed for 1995 was $496,585.

         In addition to the Profit Sharing Plan, Home Bank has a 401(k) savings plan for employees. This retirement savings plan allows eligible employees to set aside pre-tax salary dollars toward their retirement. To increase employee participation in the plan, in 1994 the Home Board voted to contribute a matching dollar amount up to $200 for each $l that an employee contributed to their individual 401(k) plan. For the 1995 plan year, this match equaled $35,763 which was deducted from the overall profit sharing contribution prior to the year end allocation of profit sharing.

         Home Bank Stakeholders (R) Incentive Compensation Plan. One of the components of Home Bank's mission statement is the focus on long-term shareholder value. Home Bank has adopted a Stakeholders (R) Incentive Compensation Plan, hereinafter referred to as "Plan", to reward employees for increases in long-term shareholder value. The goal is to balance profit and growth with productivity and quality. The incentive program consists of incentive payments tied to specific goals established and communicated to participants before the start of the performance period. At the outset, Home Bank and team budget goals are established then rewards are linked to the success at meeting and exceeding these goals at the end of the performance period.

         Plan rewards initially consist of funding Home Bank's Profit Sharing Plan based on meeting an established bankwide budget goal. Additional cash bonuses are rewarded for any profits generated by performance levels above those specified for in Home Bank's and the individual team's budgeted goals. All employees of Home Bank are eligible to participate in the Plan, and rewards are linked not only to Home Bank's overall results, but the team contributions to those results. The total cash incentive pay earned for 1995 was $209,065.

         Stock Option Program. Home Bank believes that stock-based performance compensation arrangements are beneficial in aligning employees' and shareholders' interest. The stock option program is also utilized to encourage employees to continue in the employ of Home Bank. To facilitate these objectives, Home Bank has, since 1950, granted stock options to employees through various stock option plans. Stock options have been granted at the discretion of the Board of Directors based on the recommendations of the Personnel/Compensation Committee. Home Bancorp's Stock Option Plan expired on March 12, 1995; however, options already granted and outstanding may still be exercised in the future in accordance with their terms.

CEO COMPENSATION

         As with each of the other executive officers, the compensation paid to Mr. Staes as Chief Executive Officer of Home Bank is a combination of salary and equity-based incentive compensation. To determine his salary, the Personnel/Compensation Committee considered information regarding the salaries paid to CEOs of banks and thrift institutions with assets of between $250,000,000 and $500,000,000, both in and outside the State of California. To determine incentive compensation, the Personnel/Compensation Committee measured Mr. Staes' performance against the goals set for him by the Board. The Committee evaluated Mr. Staes' performance on factors which focused on the long-term health and growth of Home Bank. The continued attention given to Home Bancorp's quality of service, including actions taken under Mr. Staes' leadership were also considered by the Personnel/Compensation Committee in determining Mr. Staes' compensation.

        The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this Amendment No. 1 into any filing under the Securities Act of 1933,as amended (the "Securities Act"), or the Exchange Act, except to the extent that Home Bancorp specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

                     JOINT PERSONNEL/COMPENSATION COMMITTEE

Roger Freeman, MD, Chairman
Donald A. Buschenfield
J. Richard Denham
Donald G. Martin
Ruth A. Martin
James P. Staes  (ex-officio, non-voting)


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of Home Bank's Personnel/Compensation Committee served as an officer or employee of Home Bank in 1995, except James P. Staes (who became an ex-officio member of the Committee in January 1993, with no voting rights.) Each member of the Personnel/Compensation Committee, other than Messrs. Donald G. Martin and Roger K. Freeman, MD, served as an officer of Home Bancorp during 1995. However, none of such individuals received any compensation from Home Bancorp or Home Bank for serving in such capacities, other than Committee fees.


PERFORMANCE GRAPH

         Set forth on the following page is a line graph comparing the yearly percentage in cumulative total shareholder return on Home Stock since December 31, 1990 with the cumulative total return of the Standard & Poor's 500 Stock Index and of a selected financial peer group index consisting of Southern California banks and bank holding companies ranging in asset size from $140,000,000 to $2,050,000,000.

                                   [GRAPH 1]

Source:  Montgomery Securities  WESTERN BANK MONITOR


         The following table sets forth the data points for the above graph.


                                              DECEMBER 31,
                   1990       1991       1992         1993         1994       1995
                   ----       ----       ----         ----         ----       ----
HOME BANCORP       100       105.22       62.70        74.65        76.44     109.66
S&P 500            100       130.37      140.30       154.46       156.50     215.32
SO. CA PROXY       100       100.98      100.50       122.83       140.19     177.81

         The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Amendment No. 1 into any filing under the Securities Act or the Exchange Act, except to the extent that Home Bancorp specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         Management knows of no person who, as of April 18, 1996, owned beneficially more than five percent (5%) of the outstanding Home Stock, except for Ruth A. Martin, who is a nominee for director.

         The following table sets forth certain information, as of April 18, 1996, with respect to the persons to be nominated by the Home Board for election as directors, the named executive officers(1) and for the directors and executive officers(2) of Home Bancorp as a group:


                                             COMMON STOCK
                                          BENEFICIALLY OWNED             PERCENT
NAME                                     ON APRIL 18, 1996(3)          OF CLASS (4)
- ----                                     --------------------          ------------
Keith W. Barnes                                  8,978(5)                    *
Donald A. Buschenfield                         103,339(6)                    2.37%
J. Richard Denham                               11,422(7)                    *
Randall G. Elston                               28,725(8)                    *
Roger K. Freeman, MD                            12,664                       *
Donald G. Martin (9)                           130,027                       2.90%
Ruth A. Martin(10) (11)                        370,917                       8.51%
Susan Monsoor                                    6,000(12)                   *
Bill Neal                                       20,661(13)                   *
George W. Post                                  60,026(14)                   1.37%
James P. Staes                                  56,631(15)                   1.30%
Directors and Executive Officers as a
   Group (10 persons)                          809,500(16)                  19.21%

- ---------------------------------------

*        Less than 1%

(1) As used throughout this Amendment No. 1, the term "named executive officers" means the Chief Executive Officer of Home Bank and the two most highly compensated executive officers of Home Bancorp or Home Bank, other than the Chief Executive Officer, who received salary and bonus compensation of more than $100,000 during 1995. The principal executive officer of Home Bancorp does not receive any compensation for serving in such capacity and she is, therefore, not treated herein as a named executive officer. Home Bancorp's named executive officers are James P. Staes, Bill Neal and Keith W. Barnes.

(2) As used throughout this Amendment No. 1, the term "executive officer" means, with respect to Home Bancorp, the Chairman of the Board, President, Senior Vice President/Chief Financial Officer and Vice President/Corporate Secretary of Home Bancorp and the Executive Vice President/Chief Operating Officer of Home Bank.

(3) Except as otherwise noted, includes shares held by such person's spouse (except where legally separated) and minor children, and by any other relative of such person who has the same home, shares held in a family trust and shares held in Individual Retirement Accounts. Such persons have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable and the information set forth in the other footnotes to this table.

(4) Percentage ownership figures are computed by dividing the total number of shares beneficially owned (including shares which the individual (or group) has the right to acquire within 60 days of April 18, 1996) by the sum of the total number of shares outstanding on April 18, 1996 plus the number of shares the individual (or group) has the right to acquire within 60 days of April 18, 1996.

(5) Includes 4,901 shares which Mr. Barnes has the right to acquire within sixty (60) days of April 18, 1996 by the exercise of stock options vested pursuant to Home Bancorp's stock option plans (the "Stock Option Plans").

(6) Includes 1,106 shares which Mr. Buschenfield has the right to acquire within sixty (60) days of April 18, 1996 by the exercise of stock options vested pursuant to the Stock Option Plans.

(7) Includes 5,106 shares which Mr. Denham has the right to acquire within sixty (60) days of April 18, 1996 by the exercise of stock options vested pursuant to the Stock Option Plans.

(8) Includes 5,106 shares which Mr. Elston has the right to acquire within sixty (60) days of April 18, 1996 by the exercise of stock options vested pursuant to the Stock Option Plans.

(9)      Donald G. Martin is the son of Home Bancorp's Chairman Ruth A. Martin.

(10) Mrs. Martin's business address is 2633 Cherry Avenue, Signal Hill, California 90806.

(11)     Mrs. Martin is the mother of director Donald G. Martin.

(12) Includes 6,000 shares which Mrs. Monsoor has the right to acquire within sixty (60) days of April 18, 1996 by the exercise of stock options vested pursuant to the Stock Option Plans.

(13) Includes 7,655 shares which Mr. Neal has the right to acquire within sixty (60) days of April 18, 1996 by the exercise of stock options vested pursuant to the Stock Option Plans.

(14) Includes 4,863 shares which Mr. Post has the right to acquire within sixty (60) days of April 18, 1996 by the exercise of stock options vested pursuant to the Stock Option Plans.

(15) Includes 13,785 shares which Mr. Staes has the right to acquire within sixty (60) days of April 18, 1996 by the exercise of stock options vested pursuant to the Stock Option Plans

(16) Includes 48,522 shares which the directors and executive officers of Home Bancorp have the right to acquire within sixty (60) days of April 18, 1996 by the exercise of stock options vested pursuant to the Stock Option Plans.



ITEM 13.          CERTAIN TRANSACTIONS.

         Some of the directors and officers of Home Bancorp and Home Bank and the companies with which they are associated have financial dealings with, or customers of, and have banking transactions with Home Bank in the ordinary course of Home Bank's business. Home Bank expects to have banking transactions with such persons in the future. All loans and commitments to lend included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness and, in the opinion of management of Home Bank, did not involve more than a normal risk of repayment or present other unfavorable features.

                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K.

(a)(1)   FINANCIAL STATEMENTS

         The following consolidated financial statements of Home Bancorp, the accompanying notes and the Report of Independent Public Accountants are included in Item 8 of Home Bancorp's Annual Report on Form 10-K, filed on March 27, 1996, at the pages referenced below:


                                                                            PAGE
ITEM                                                                        NO.
- ----                                                                        ----
1.      Report of Independent Public Accountants.......................     42
2.      Consolidated Statements of Financial Condition.................     43
3.      Consolidated Statements of Income for the Years Ended
        December 31, 1995, 1994 and 1993...............................     44
4.      Consolidated Statements of Changes in Shareholders' Equity
        for the Years Ended December 31, 1995, 1994 and 1993...........     45
5.      Consolidated Statement of Cash Flows for the Years Ended
        December 31, 1995, 1994 and 1993...............................     46
6.      Notes to Consolidated Financial Statements.....................     48

(a)(2)   SCHEDULES.

         No Schedules are listed because they are not applicable, not material or because the information required by such schedules is included in the consolidated financial statements or the notes thereto.

(b)      REPORTS ON FORM 8-K.

         There were no reports on Form 8-K filed by Home Bancorp during the last quarter of Home Bancorp's fiscal year ended December 31, 1995.

(c)      EXHIBITS.

         Exhibits required to be filed hereunder are indexed on sequentially numbered page 18 hereof.

         The following is a list of management contracts and compensatory plans and arrangements required to be filed hereunder:

         1. Home Bancorp's 1985 Stock Option Plan, as amended; form of Incentive Stock Option Agreement; and form of Non-Qualified Stock Option Agreement, at
Exhibit 4 to Home Bancorp's Registration Statement on Form S-8, Registration No. 33-30573.

         2. Change of Control Agreement, James P. Staes, at Exhibit 10.10 to Home Bancorp's June 30, 1995 Quarterly Report on Form 10-Q, File No. 0-11160.

         3. Change of Control Agreement, Bill Neal, at Exhibit 10.11 to Home Bancorp's June 30, 1995 Quarterly Report on Form 10-Q, File No. 0-11160.

         4. Change of Control Agreement, Keith W. Barnes, at Exhibit 10.12 to Home Bancorp's June 30, 1995 Quarterly Report on Form 10-Q, File No. 0-11160.

         5. Form of Agreements between Home Bank and certain senior officers of Home Bancorp or Home Bank regarding retention of said officers, at Exhibit 10.5 to CU Bancorp's Registration Statement on Form S-4, Registration No. 333-02777.

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Home Interstate Bancorp




/s/ Keith W. Barnes                                               April 29, 1996
- -------------------------------------------------
Keith W. Barnes, Senior Vice President
Chief Financial Officer, Controller and Principal
Accounting Officer

                                INDEX TO EXHIBITS


                                                                                                    PAGE NUMBER IN
                                                                                                     SEQUENTIALLY
  EXHIBIT                                 DESCRIPTION OF DOCUMENT                                   NUMBERED SYSTEM
  -------                                 -----------------------                                   ---------------
1.1         Agreement and Plan of Reorganization by and among Home Bancorp, Home Bank, CU
            Bancorp and California united Bank, National Association dated January 10, 1996, as amended on March 29, 1996 by amendment No. 1, and Exhibits thereto.  (1)

3.1 Articles of Incorporation of Home Bancorp filed with the Secretary of State of the State of California on September 17, 1979, as amended by Certificate of Amendment of Articles of Incorporation filed May 20, 1988 (2). In addition, Certificate of Amendment of
            Articles of Incorporation of the Bancorp filed with the Secretary of State of the State of California on November 9, 1981. (2)

3.2         Bylaws of Home Bancorp, adopted November 17, 1987 (amended and restated).  (3)

4.          Specimen of Common Stock Certificate.  (4)

10.1        Home Bancorp's 1985 Stock Option Plan, as amended, form of Incentive Stock Option
            Agreement, and form of Non-Qualified Stock Option Agreement.  (5)

10.2        Ground Lease dated February 9, 1976, by and between Brea Plaza Development Company, a partnership, and Home Bank, for the land upon which the Brea Branch Office of Home
            Bank is located.  (3)

10.3        Ground Lease dated May 16, 1980, by and between Manhattan Beach
            Commercial Properties, a California general partnership, and Bank of Manhattan, for the land upon which the Manhattan Beach Branch Office of Home Bank is located. (3)

10.4 Lease dated December 13, 1979, by and between Margaret Hills Land and Expiration Company, as Lessor, and Irvine National Bank, as
            Lessee, assigned in February 1980 to Heritage Bank, as Lessee, and assigned on March 9, 1984 to Home Bank, as lessee, for the lease of office facilities for the Irvine Branch Office. (3)

10.5 Lease dated December 10, 1979, by and between Margaret Hills Land and Exploration Company, as Lessor, and Irvine National Bank, as
            Lessee, assigned in February 1980 to Heritage Bank, as Lessee, and assigned on March 9, 1984 to Home Bank, as Lessee, for the lease of office facilities for the Irvine Branch Office. (3)

10.6        Reserved.

10.7        Remote Outsourcing Agreement dated September 14, 1993, by and between Systematics, Inc., an Arkansas corporation and Home Bank.  (6)

10.8        Item Processing Agreement dated March 9, 1992, by and between Systematics, Inc., an
            Arkansas corporation, and Home Bank.  (6)

10.9 Lease, proposed to be assigned to Home Bank, dated July 1, 1978, by and between Lanikai Investment Company, LTD., as Lessor, and Bank of
            San Pedro, as Lessee, and assumed on July 15, 1994 by the FDIC, as Lessee, for the lease of office facilities for the North San Pedro
            Branch Office. (7)

10.10       Change of Control Agreement, James P. Staes.  (8)

10.11       Change of Control Agreement, Bill Neal.  (8)

10.12       Change of Control Agreement, Keith W. Barnes.  (8)

10.13       Form of Agreements between Home Bank and certain senior officers of Home Bancorp or
            Home Bank regarding retention of said officers.  (9)

21.0        Subsidiary of the Registrant.  (7)

23.0        Consent of Arthur Andersen LLP.  (10)

27.0        Financial Data Schedule.  (11)
- ---------------------------

(1) Incorporated by reference to Exhibit 2.0 to CU Bancorp's Registration Statement on Form S-4, Registration No. 333-02777, as filed with the Commission on April 24, 1996.

(2) Incorporated by reference to the Exhibits to the Registrant's S-4 Registration Statement, Registration No. 38-35622, as filed with the Commission on June 28, 1990.

(3) Incorporated by reference to the Registrant's 1989 Annual Report on Form 10-K, File No. 0-11160, as filed with the Commission on March 31, 1990.

(4) Incorporated by reference to Exhibit 7 to the Registrant's Registration Statement on Form S-14, Registration No. 2-75660, as filed with the Commission on January 12, 1982 and amended on August 6, 1982.

(5) Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8 Registration No. 33-30573, as filed with the Commission on August 17, 1989.

(6) Incorporated by reference to the Registrant's 1993 Annual Report on Form 10-K, File No. 0-11160, as filed with the Commission on March 29, 1994.

(7) Incorporated by reference to the Registrant's 1994 Annual Report on Form 10-K, File No. 0-11160, as filed with the Commission on March 31, 1995.

(8) Incorporated by reference to Exhibits 10.10, 10.11 and 10.12 to Registrant's June 30, 1995 Quarterly Report on Form 10-Q, File No. 0-11160, as filed with the Commission on July 31, 1995.

(9) Incorporated by reference to Exhibit 10.5 to CU Bancorp's Registration Statement on Form S-4, Registration No. 333-02777, as filed with the Commission on April 24, 1996.

(10) Incorporated by Reference to Exhibit 23.0 to the Registrant's 1995 Annual Report on Form 10-K, File No. 0-11160, as filed with the Commission on March 27, 1996.

(11) Incorporated by Reference to Exhibit 27.0 to the Registrant's 1995 Annual Report on Form 10-K, File No. 0-11160, as filed with the Commission on March 27, 1996.