Form 10-Q
period 1996-03-31
HOME INTERSTATE BANCORP
filed 1996-05-15
CIK 357133

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     MARK ONE:

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarter ended MARCH 31, 1996

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

                      Applicable only to Corporate issuers:

  Indicate the number of shares outstanding of each of the issuer's classes of
                Common Stock as of the latest practicable date.

   Common Stock -- Authorized 20,000,000 shares of non par value; issued and outstanding 4,216,780 at May 10, 1996.



================================================================================

                                     PART I

Item 1.  Financial Statements

     Following are the unaudited consolidated statements of financial condition of Home Interstate Bancorp (the "Company") and its wholly owned subsidiary, Home Bank (the "Bank") as of March 31, 1996 and December 31, 1995, and the consolidated statements of income for the quarters ended March 31, 1996 and March 31, 1995 and cash flows for the quarters ended March 31, 1996 and March 31, 1995. It is management's opinion that these statements present fairly, in all material respects, the consolidated financial condition, result of operations and cash flows of Home Interstate Bancorp and its subsidiary in conformity with generally accepted accounting principles. The accompanying notes are considered an integral part of these financial statements.

                     HOME INTERSTATE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                               March 31,         December 31,
                                                                                 1996                1995
                                                                                 ----                ----


ASSETS:               Cash and due from banks                                   $ 43,766           $  38,797
                      Federal funds sold                                          12,600              14,600
                                                                                --------           ---------
                         Total of cash and cash equivalents                       56,366              53,397
                      Securities held to maturity
                         (Approximate market value at
                         March 31, 1996 and December 31, 1995 were
                         $28,257,488 and $13,179,412, respectively.)              28,634              13,131
                      Securities available for sale                              107,488             120,755
                                                                                --------           ---------
                         Securities, net                                         136,122             133,886
                      Loans                                                      215,910             211,223
                      Less:  Allowance for possible loan losses                    3,208               3,113
                                                                                --------           ---------
                         Loans,  net                                             212,702             208,110
                      Real estate owned                                            4,800               4,918
                      Premises, furniture and equipment, net                      14,434              14,366
                      Accrued interest receivable and other assets                 8,966               9,115
                                                                                --------           ---------
                               TOTAL ASSETS                                     $433,390           $ 423,792
                                                                                ========            ========


LIABILITIES:          Deposits:
                         Demand deposits, non-interest bearing                  $133,049           $ 132,208
                         Savings and interest bearing demand deposits            159,178             153,891
                         Time certificates of deposit of $100,000
                           and over                                               18,904              18,105
                         Other time deposits                                      67,139              64,827
                                                                                --------           ---------
                           Total Deposits                                        378,270             369,031
                      Securities sold under agreements to repurchase                   0                   0
                      Accrued interest payable and other liabilities               3,383               3,345
                                                                                --------           ---------
                               TOTAL LIABILITIES                                 381,653             372,376
                                                                                --------           ---------

                      Commitments and contingencies

SHAREHOLDERS'         Common stock (no par value)
  EQUITY:                Authorized 20,000,000 shares; issued and
                         outstanding 4,213,280 shares in 1996 and
                         4,187,954 shares in 1995                                 43,099              42,859
                      Retained earnings                                            8,467               7,977
                      Unrealized gains on securities available for sale,
                         net of deferred taxes                                       171                 580
                                                                                --------           ---------
                                          TOTAL SHAREHOLDERS' EQUITY
                                                                                  51,737              51,416
                                                                                --------           ---------

                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $433,390            $423,792
                                                                                ========            ========




The accompanying notes are an integral part of these consolidated statements of financial condition.

                     HOME INTERSTATE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

              (Dollars in thousands except for earnings per share)
               For the three months ended March 31, 1996 and 1995



                                                                         1996            1995
                                                                         ----            ----

REVENUE FROM       Interest and fees on loans                          $ 5,659         $ 5,355
  EARNING ASSETS:  Interest on securities:
                      taxable                                            1,843           2,339
                      non-taxable                                           95             116
                   Interest on Federal funds sold                          186              25
                                                                      --------        --------
                        TOTAL REVENUE FROM EARNING ASSETS                7,783           7,835
                                                                      --------        --------

COST OF FUNDS:     Interest on savings and interest bearing demand
                      deposits                                             850             880
                   Interest on time certificates of deposit of
                      $100,000 and over                                    237             132
                   Interest on other time deposits                         774             697
                   Interest on securities sold under agreements to
                      repurchase                                             1              11
                                                                      --------        --------
                            TOTAL COST OF FUNDS                          1,862           1,720
                                                                      --------        --------

                   Net revenue from earning assets before
                      provision for possible loan losses                 5,921           6,115
                   Provision for possible loan losses                      300             625
                                                                      --------        --------
                   Net revenue from earning assets                       5,621           5,490
                                                                      --------        --------

OTHER OPERATING    Service charges and fees                              1,026             991
  REVENUE:         Securities gains, net                                     0              11
                   Other operating revenue                                 275             278
                                                                      --------        --------
                            TOTAL OTHER OPERATING REVENUE                1,301           1,280
                                                                      --------        --------

OTHER OPERATING    Salaries and employee benefits                        2,298           2,746
  EXPENSES:        Occupancy expense, net                                  682             725
                   Other operating expenses                              2,428           2,243
                                                                      --------        --------
                            TOTAL OTHER OPERATING EXPENSES               5,408           5,714
                                                                      --------        --------

                   Income before provision for income taxes              1,514           1,056
                   Provision for income taxes                              664             333
                                                                      --------        --------
                            NET INCOME                                 $   850         $   723
                                                                      ========        ========

                            EARNINGS PER SHARE                        $    .20        $    .17
                                                                      ========        ========



The accompanying notes are an integral part of these consolidated statements.

                     HOME INTERSTATE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                  For the Periods Ended March 31, 1996 and 1995
                             (Dollars in thousands)

                                                                                  1996               1995
                                                                                ----------          ---------

CASH FLOWS FROM              Net income                                         $      850          $     723
                                                                                ----------          ---------
  OPERATING ACTIVITIES:      Adjustments to reconcile net income to net
                                 cash provided by operating activities:
                                 Provision for depreciation and amortization           216                198
                                 Provision for possible loan losses                    300                625
                                 Amortization of securities premiums                   365                431
                                 Accretion of securities discounts                     (21)               (40)
                                 Amortization of deferred loan fees and costs         (300)              (170)
                                 Net gain on sale of securities                          0                (11)
                                 Net (gain) loss on sale of premises, furniture
                                   and equipment                                        (3)                31
                                 Net loss on real estate owned                         340                165
                                 Tax benefit from stock options exercised                9                  0
                                 Net decrease in accrued interest receivable
                                   and other assets                                    148                197
                                 Net increase in accrued interest payable and
                                   other liabilities                                   329                 14
                                                                                ----------          ---------
                                        Total adjustments                            1,383              1,440
                                                                                ----------          ---------
                             Net cash provided by operating activities               2,233              2,163
                                                                                ----------          ---------
CASH FLOWS FROM              Proceeds from sales of securities                           0              8,076
  INVESTING ACTIVITIES:      Proceeds from maturities of securities                 13,523              2,142
                             Purchase of securities                                (16,801)              (188)
                             Net increase in loans                                  (4,814)           (11,145)
                             Proceeds from sale of real estate owned                     0                461
                             Proceeds from sale of premises, furniture and
                                 equipment                                               3                  5
                             Purchase of premises, furniture and equipment            (284)              (867)
                                                                                ----------          ---------
                             Net cash used in investing activities                  (8,373)            (1,516)
                                                                                ----------          ---------
CASH FLOWS FROM              Net increase (decrease) in demand deposits
  FINANCING ACTIVITIES:          non-interest bearing, savings and interest
                                 bearing demand deposits                             6,127            (10,353)
                             Net increase in time certificates of deposit of
                                 $100,000 and over                                     799              1,198
                             Net increase (decrease) in other time deposits          2,312             (2,358)
                             Net decrease in securities sold under agreements
                                 to repurchase                                           0               (100)
                             Proceeds from stock options exercised                     231                  0
                             Cash dividends declared                                  (360)              (636)
                                                                                ----------          ---------
                             Net cash provided by (used in) financing
                                 activities                                          9,109            (12,249)
                                                                                ----------          ---------
                             Net increase (decrease) in cash and cash
                                 equivalents                                         2,969            (11,602)
                             Cash and cash equivalents at beginning of period       53,397             48,996
                                                                                ----------          ---------
                             Cash and cash equivalents at end of period         $   56,366          $  37,394
                                                                                ==========          =========


The accompanying notes are an integral part of these consolidated statements.

                     HOME INTERSTATE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Continued
                                   (Unaudited)
                  For the Periods Ended March 31, 1996 and 1995
                             (Dollars in thousands)

                                                                                         1996               1995
                                                                                    ---------------    ---------------

SUPPLEMENTAL DISCLOSURES:        Supplemental disclosure of non-cash investing
                                 and financing activities:
                                 Adjustment of FASB 115:
                                    (Increase) decrease in unrealized gains /
                                      losses on securities available for sale         $     698          $  (2,858)
                                    Increase (decrease) in deferred tax
                                      liabilities related to unrealized gains /
                                      losses on securities available for sale              (289)             1,189
                                    Increase (decrease) in shareholders' equity
                                      for unrealized gains / losses, net of
                                      deferred taxes                                       (409)             1,669
                                    Real estate acquired in settlement of loans             222              1,843
                                 Supplemental disclosure of cash flow
                                 information Cash paid during the year for:
                                    Interest expense                                  $   1,846          $   1,710
                                    Income taxes                                              2                320

                     HOME INTERSTATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996
                                   (Unaudited)

Principles of Consolidation

     The consolidated financial statements of Home Interstate Bancorp include the accounts of the Company and its wholly-owned subsidiary, the Bank. All material intercompany balances and transactions have been eliminated in the consolidation.

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

Accounting Changes

     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No.
118. These standards require that impaired loans be measured based on the present value of expected future cash flows, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The statement was adopted as of January 1, 1995.

     The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ". These standards requires that impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). The statement was adopted as of January 1, 1996, and it does not have a material effect on the Company's financial statements.

     The Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation". Under SFAS No. 123, companies have the option to implement a fair value-based accounting method or continue to account for employee stock options and stock purchase plans as prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". The Company has not assessed the impact on net income of adopting the new fair value accounting rules.

Earnings per Share

     Earnings per share are based upon the weighted average number of shares outstanding during each period. The effect of stock options outstanding are not materially diluting and are not, therefore, included for the purpose of earnings per share calculations. The average weighted number of shares used were 4,209,027 at March 31, 1996, 4,177,865 at December 31, 1995 and 4,175,207 at
March 31, 1995.

Statement of Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and Federal funds sold. Generally, Federal funds are sold for one-day periods. The Company made cash payments of $2,000 and $320,000 for income taxes and $1,846,000 and $1,710,000 for interest paid on deposit accounts for the periods ending March 31, 1996 and 1995, respectively.

ITEM 2.       Management Discussion and Analysis of Financial
              Condition and Results of Operations

FINANCIAL CONDITION

General

     The Company's consolidated assets of $433,390,000 at March 31, 1996 increased 2.26% from December 31, 1995, when consolidated assets totaled $423,792,000. Cash and cash equivalents increased 5.56% or $2,969,000. Securities held to maturity increased 118.06% or $15,503,000 and securities available for sale, net of unrealized loss decreased 10.99% or $13,267,000. Loans increased 2.22% or $4,687,000 while the allowance for loan losses increased 3.05% or $95,000. Real estate owned decreased 2.40% or $118,000. Deposits increased 2.50% or $9,239,000 when comparing the same periods. The increase in deposits was primarily due to an increase in yields on interest bearing deposits and partially utilized in the funding of loans. During the first quarter of 1996 loan demand increased slightly from December 31, 1995.

Mergers and Acquisitions

     On January 10, 1996, the Company entered into a definitive agreement to merge with and into CU Bancorp, a California corporation and parent of California United Bank, National Association. Under the terms of the definitive agreement, shareholders of the Company will receive 1.409 shares of CU Bancorp stock for each share of CU Bancorp's stock. The definitive agreement is subject to shareholder and regulatory approval and the merger is expected to be completed during the third quarter 1996. At December 31, 1995, CU Bancorp had total assets of $325,309,000 and total shareholders' equity of $33,006,000.

     In February 1996, the Bank consummated a deposit purchase agreement with Southern California Bank in which the Bank purchased the deposits of Southern California Bank's Signal Hill branch office. The deposits purchased in the transaction totaled in aggregate $1,656,000, which reflects less than 1% of total deposits and assets of the Bank.

Capital Resources

     The Company's internal growth rate of capital was .62% while assets increased by 2.26% from year-end December 31, 1995. The following schedule reflects specific capital-related information and ratios:


(dollars in thousands)                 March 31, 1996     December 31, 1995            % Change
                                       --------------     -----------------            --------

Ending total capital                          $51,737           $51,416                   .62
Risk based capital-to-assets
  ratios:
                                                                                      Regulatory
                                                                                      Requirement
                                                                                      -----------
  Tier 1 capital                                17.06             16.96                   4.00
  Total capital                                 18.22             18.09                   8.00
  Leverage ratio                                11.19             11.05               3.00 -- 5.00




Liquidity and Balance Sheet Management

     The asset/liability management process determines the size and composition of the balance sheet and focuses on the management of liquidity and interest rate exposures. The purpose of liquidity and balance sheet management is to reflect the Company's ability to provide funds for day-to-day operations, meet customer needs, take advantage of interest rate market opportunities and meet the financial commitments of the Company. Funding of loan requests and commitments, purchase of attractive securities opportunities, providing for liability outflow, and management of interest rate risk requires continuous analysis in order to match the maturities of categories of loans and securities with the maturities of deposits and bank-related borrowings. The Company's ability to obtain funds to replace maturing liabilities and to finance asset growth depends upon its reputation as well as the diversity and liquidity of the markets in which it participates. The Company's liquidity is normally viewed in terms of the nature and composition of the Company's sources and uses of funds. Cash, maturing securities, reductions in Federal funds sold and loan maturities and repayments provide liquidity. Purchase of Federal funds, sale of securities, sale of loan participations or sale of the Company's loans on the secondary market and utilization of other short-term borrowing facilities are all available to provide additional liquidity vehicles. Liquid assets are comprised of cash and cash equivalent assets (cash, cash due from other financial institutions and Federal funds sold), U.S. Treasury securities and U.S. Government agencies securities. The increase in cash and cash equivalents was due to an increase in deposits which management believes was due to an increase in yields on interest bearing deposits (see "General" herein). The following schedule reflects specific liquidity information and ratios:



(dollars in thousands)                 March 31, 1996       December 31, 1995     % Change
                                       --------------       -----------------     --------

Gross loans                                $215,910              $211,223            2.22
Total deposits                             $378,270              $369,031            2.50

Gross loan-to-deposit
  ratio                                       57.08                 57.24

Gross loan-to-total assets
  ratio                                       49.82                 49.84
Cash and cash equivalent
  assets as a percentage
  of total assets                             13.01                 12.60



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

     The unrealized gains (losses) on securities available for sale, net of deferred taxes, were $171,000 at March 31, 1996, compared to $580,000 at December 31, 1995. The activity in the available for sale portfolio had securities matured/called of $12,273,000 during the three months ended March 31, 1996. The proceeds from these securities were used primarily to fund the purchase of securities held to maturity during the same period. There were no gains or losses recognized from the proceeds of these securities and no purchases were added to the available for sale portfolio during the same period.

     The activity in the held to maturity portfolio during the three months ended March 31, 1996, consisted of $1,250,000 matured/called and $16,801,000 purchased. There were no gains or losses recognized from the proceeds of these securities.

Nonperforming Loans and Real Estate Owned

(dollars in thousands)              March 31, 1996       December 31, 1995     % Change
                                    --------------       -----------------     --------
Non-accrual loans                      $  1,545              $  3,232          (52.20)
Loans 90 days past due                       26                   106          (75.47)
Real estate owned                         4,800                 4,918           (2.40)


     The Bank's non-accrual loans showed a decrease of 52.20% for the three months ended March 31, 1996. Of the $3,232,000 at December 31, 1995, $175,000
was charged off, $222,000 was transferred to real estate owned, $1,345,000 was received in payments and $79,000 was brought current and removed from non-accrual status. Additions to non-accrual since December 31, 1995 total $134,000. Of the $1,545,000 in non-accrual loans at March 31, 1996, $1,450,000 is secured by deeds of trust and $95,000 is secured by other collateral. The largest group of loans in non-accrual status is to one borrower and its related entities and total in aggregate $725,000 of which all are secured by real estate, having an approximate loan to value ratio of 53%. Management has set a specific reserve of $72,500 on the $725,000 and it is believed to be sufficient to absorb any anticipated loss. The next largest non-accrual loan had a balance of $292,000 and is secured by real estate and has a loan to value ratio of approximately 99%. This loan has a specific reserve of $44,000. Two other significant non-accrual loans in the amounts of $200,000 and $183,000, respectively, were removed from non-accrual status in May 1996. The $200,000 loan was transferred to real estate owned and the $183,000 loan was paid in full. Management feels that the current allowance for loan loss is adequate.

     The Company considers a loan to be nonperforming when any one of the following events occur: (a) any installment of principal or interest is 90 days past due; or (b) the loan is placed on non-accrual status. The Company's policy is to classify loans which are delinquent in interest or principal for a period of 90 days as non-accrual loans unless management determines that the loan is adequately collateralized and in the process of collection or other circumstances exist which would justify the treatment of the loan as fully collectable. Accrual of interest on loans and leases is discontinued when management believes, after considering economic and business conditions, and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Interest income is subsequently recognized on non-accrual loans only to the extent cash payments are received or until, in management's judgment, the borrower's ability to make periodic interest and principal payments is no longer doubtful, in which case the credit is returned to accrual status.

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

     The Bank has defined impaired loans as individual loans or relationships of $250,000 or more and not currently accruing interest. As permitted by these standards, the Bank excludes from its calculations smaller balance, homogeneous loans such as consumer installment loans, lines of credit, and direct finance leases. In determining whether a loan is impaired or not, the Bank applies its normal loan review procedures. Loans which the Bank expects to collect in full and for which an insignificant delay, i.e., 45 days past due, or an insignificant shortfall in amount of payments is anticipated are not considered impaired. The Bank measures impairment on a loan-by-loan basis using either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent.

     At March 31, 1996, the Bank had $1,016,000 in impaired loans and a related loss allowance of $117,000. Of the $1,016,000 of impaired loans, $0 was measured using the present value method and $1,016,000 was measured using the fair value of collateral. The approximate average balance of impaired loans for the period ended March 31, 1996 was $1,942,000. No income was recognized during the period on impaired loans.

     Loans that are 90 days or more past due decreased 75.47% during the three months ended March 31, 1996. The total comprises one installment loan in the amount of $5,000 and 14 overdraft protection lines totaling $20,000.

     The Bank's total real estate owned decreased 2.40% to $4,800,000 at March 31, 1996, from $4,918,000 at December 31, 1995. Four related properties were foreclosed and added to real estate owned in the aggregate amount of $222,000 and subsequently sold in April 1996. No gains or losses were recognized on this one transaction. A 60 unit manufactured housing complex valued at $2,300,000 is in escrow. Other real estate owned properties total in the aggregate $3,078,000 and consist of 161 acres of unimproved land in Orange County, a commercial property in Lawndale, Ca., a gas station in Chino, Ca., two theaters in Oceanside, Ca., and a condominium in Lomita, Ca. Reductions in real estate owned during the first quarter came from the writedowns of $340,000 recognized due to additional anticipated closing costs. Real estate owned is carried at the lower of cost or fair market value less estimated carrying costs and costs of disposition. Cost is determined at the date of acquisition as the result of a foreclosure sale and is equal to the receivable balance at that date. If the cost (plus any liabilities assumed at foreclosure) exceeds the appraised value, the carrying value of the property is written down to its fair value. During the time the property is held, all related carrying costs and losses on revaluation are expensed as incurred. Gains or losses on sales are recorded in conformity with standards that apply to the accounting for sales of real estate.

RESULTS OF OPERATIONS

Net Income

     Net income increased 17.57% or $127,000 for the three months ended March 31, 1996 compared to the same period in 1995. Revenue from earning assets decreased $52,000 for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 with the annualized yield increasing from 8.50% to 8.71%. Interest expense increased $142,000 with the annualized cost of funds increasing from 2.80% to 3.12% comparing the three months ended March 31, 1996 to same period in 1995. Provision for loan losses decreased 52.00% or $325,000, total other expenses decreased 5.36% or $306,000 and provision for income taxes increased 43.37% or $458,000 when comparing the three months ended March 31, 1996 to the same period in 1995.

Interest Income

     Interest income decreased 0.66% while the annualized yield on average earning assets increased to 8.71% from 8.50% when comparing March 31, 1996 to March 31, 1995. The decrease in interest income is primarily due to the decrease in average earning assets of 3.92%. Interest income on securities decreased $517,000 which was directly related to the decrease in volume of securities available for sale, as the Company sold securities from the available for sale portfolio to offset the contraction of deposits experienced during 1995. Interest income on loans increased $304,000 due to a slight increase in loan volume and interest income on federal funds sold increased $161,000 due to the increase in average federal funds sold during the three months ended March 31, 1996 compared to the same period in 1995. The following schedule provides specific information regarding the components of interest income from earning assets:

(dollars in thousands)        March 31, 1996   March 31, 1995     % Change
- - ----------------------        --------------   --------------     --------
Average earning assets            $359,263        $373,916          (3.92)
Interest income                   $  7,783        $  7,835          (0.66)
Annualized yield on average
  earning assets                      8.71%           8.50%

Interest Expense

     Interest expense increased 8.26% or $142,000 for the three months ended March 31, 1996 compared to the same period in 1995. Cost of funds increase is primarily due to an increase in rates on time deposits that was used to curb the contraction of deposits during 1995 and remain competitive. Average interest-bearing liabilities decreased in the area of savings and interest-bearing demand deposits as well as time deposits under $100,000. Average time deposits of $100,000 and over increased when comparing the period ended March 31, 1996 to March 31, 1995. The percent of lower cost non-interest bearing demand deposits, savings deposits and interest-bearing demand deposits to total deposits at March 31, 1996 was 77.25% compared to 78.50% at March 31, 1995. The Bank continues to maintain a favorable net interest margin. The following schedule provides specific information regarding the components of interest expense from interest-bearing liabilities:


(dollars in thousands)              March 31, 1996       March 31, 1995       % Change
                                    --------------       --------------       --------

Average interest-bearing
  liabilities                           $   239,942        $   248,893          (3.60)
Interest expense                        $     1,862        $     1,720           8.26
Annualized cost of funds for
  average interest-bearing
  liabilities                                  3.12%              2.80%
Net interest margin
  (net interest income divided by
  average earning assets)                      6.63%              6.63%




Provision for Loan Losses

     The purpose of the provision for possible loan losses is to maintain reserves at a level sufficient to cover possible future loan losses. Management exercises its judgment in establishing loss reserves for loans which borrowers may not be able to repay in the future. The Bank's current provision for loan losses reflects an ongoing detailed evaluation of the known risks in the portfolio and the risks inherent in the present general economic outlook. The Bank maintains a problem loan list in order to better monitor these risks. This list includes those loans that are identified as having varying degrees of risk in excess of loans having a normal amount of risk (including watch credits). As of March 31, 1996, the problem loan list contained loans totaling $11,850,000 compared to $20,113,000 at March 31, 1995. Management has a grading system that designates a grade for each loan depending on the degree of risk and possibility of loss inherent in each class of loan. This grading system drives the loan loss reserve calculations. A percentage allocation of each loan balance is reserved depending on the designated grade. Nonperforming loans (those loans on non-accrual status and 90 days or more past due) are contained in the problem loan list. As of March 31, 1996, the allowance for loan loss represented 204% of nonperforming loans and 27% of total problem loans as compared to 45% and 18% at March 31, 1995, respectively (see "Nonperforming Loans and Real Estate Owned" herein).

     SFAS No. 114, which was adopted January 1, 1995, requires that certain calculations be prepared with respect to impaired loans. No additional provision was required under SFAS No. 114 during the first quarter of 1996. The aggregate total provision for loan loss on impaired loans was $116,000 for the quarter ending March 31, 1996.

     Management decreased the provision for possible loan losses during the first quarter of 1996 compared to the same period in 1995 due to an adequate and improved coverage ratio of nonperforming loans at March 31, 1996 (see "Nonperforming Loans and Real Estates Owned" herein). Gross loan loss recoveries for the quarter ending March 31, 1996 totaled $26,000 with gross loan charge offs totaling $231,000 resulting in a net charge off of $205,000.

     The following schedule provides more specific information relative to the provision and allowance for possible loan loss:



(dollars in thousands)              March 31, 1996       March 31, 1995       % Change
                                    --------------       --------------       --------


Net charge-offs / (recoveries)          $      205         $       (256)        180.08
Provision for possible loan
  losses                                       300                  625         (52.00)
Allowance for possible loan losses
                                             3,208                3,699         (13.27)
Allowance for possible loan
  losses as a percentage of gross
  loans                                       1.49%                1.78%
Allowance for possible loan
  losses to nonperforming loans             204.20%               44.79%
Provision as a percentage of net
  interest income                             5.07%               10.22%




     The following table displays the stratification of the $3,208,000 contained in allowance for possible loan losses at March 31, 1996:

(dollars in thousands)

                            Loan Category                    March 31, 1996
                            -------------                    --------------
                Real estate - construction and other             $   518
                Commercial                                           715
                Installment                                           89
                General loan reserves                              1,886
                                                                 -------
                     Total                                       $ 3,208
                                                                 =======



Other Revenue

     Other operating revenue is comprised of income from service charges and other types of fees on deposit accounts, net gains on the sale of securities available for sale, gross gains on the sale of real estate owned, and fees on non-deposit account services. Service charges and fees increased due to an increase in the charges assessed on certain deposit account activities. The following schedule reflects the composition of other income and its percent of change from the same period in 1995:



(dollars in thousands)              March 31, 1996       March 31, 1995       % Change
                                    --------------       --------------       --------

Service charges and fees                  $   1,026           $      991          3.53
Securities gains                                  0                   11            --
Other operating revenue                         275                  278         (1.08)
                                          ---------            ---------
  Total other revenue                     $   1,301            $   1,280          1.64
                                          =========            =========

Other Expenses

     Other expenses are primarily non-interest expenses and are comprised of several major categories: salaries and employee benefits, net occupancy expense, furniture, fixtures and equipment expense and various other operating expenses. Salaries and benefits decreased due to the restructuring program designed to improve productivity which took place in September 1995. The Bank eliminated 41 full time positions and the result is a 16.31% decrease in salaries and employee benefits. Occupancy expenses, net, decreased 5.93% due to a decrease in furniture, fixture and equipment repairs and furniture, fixture and equipment not capitalized. Other operating expenses increased 8.25% primarily due to the merger costs incurred during the first quarter of 1996 of $214,000 (see "Mergers and Acquisitions" herein), and an increase of $180,000 in real estate owned costs compared to the same period in 1995. Conversely, federal deposit insurance premiums decreased $207,000 due to the new rate schedule set during the end of 1995. The following schedule reflects the composition of other expenses and its percent of change from the same period in 1995:



(dollars in thousands)              March 31, 1996       March 31, 1995       % Change
                                    --------------       --------------       --------


Salaries and employee benefits         $  2,298             $  2,746            (16.31)
Occupancy, net                              682                  725             (5.93)
Other operating expenses                  2,428                2,243              8.25
                                       --------             --------
  Total other expenses                 $  5,408             $  5,714             (5.36)
                                       ========             ========



Provision for Income Taxes

     The provision for income taxes increased 99.40% primarily due to the increase in net income before provision of 43.37%. The increase in the effective tax rate for the three months ended March 31, 1996 was 43.86% compared to 31.53% at March 31, 1995. This increase is due to the nondeductible expenses related to merger costs and tax exempt income reductions. The following schedule provides specific information on the provision for income taxes:


(dollars in thousands)              March 31, 1996       March 31, 1995       % Change
                                    --------------       --------------       --------

Provision for income taxes             $  664                 $  333           99.40
Net income before provision            $1,514                 $1,056           43.37
Effective tax rate (3 months)           43.86%                 31.53%



Performance Ratios

     There are three key ratios which are indications of earnings performance, which are presented as follows:

                              March 31, 1996                        March 31, 1995
                              --------------                        --------------
                       Annualized       Period to date      Annualized       Period to date
                       ----------       --------------      ----------       --------------

Return on average
  assets                     .80%              .20%               .68%               .17%
Return on average
  equity                    6.60%             1.64%              6.41%              1.58%
Dividends as a
  percentage of
  net income                 --              42.35%               --               88.01%

                                     PART II

Item 1.  Legal Proceeding

     Home Interstate Bancorp and its subsidiary are subject to legal actions threatened or filed which arise from the normal course of business. Management believes that the eventual outcome of all currently pending legal proceedings against the Company or its subsidiary will not be material to the Company's or the subsidiary's financial position or results of operations.

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

         Dated     May 14, 1996         HOME INTERSTATE BANCORP (Registrant)

                                        By   /s/  Keith W. Barnes
                                            -----------------------------
                                            Keith W. Barnes
                                            Senior Vice President and
                                            Chief Financial Officer
                                            Chief Accounting Officer