Form 10-Q
period 1996-06-30
HOME INTERSTATE BANCORP
filed 1996-08-13
CIK 357133

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q

      MARK ONE:

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarter ended JUNE 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________.

             Commission File No. 0-11160

                            HOME INTERSTATE BANCORP
             (Exact Name of Registrant as Specified in its Charter)



                        CALIFORNIA                                               95-3657758
(State or Other Jurisdiction of Incorporation or Organization)       (I.R.S. Employer Identification No.)

          2633 CHERRY AVENUE, SIGNAL HILL, CALIFORNIA                          90806 - 2033
            (address of Principal Executive Offices)                            (ZIP Code)

      Registrant's Telephone Number, Including Area Code:  (310) 988-9600

             Indicate by check mark whether theRegistrant (1) has filed all reports required to be filedthe Section 13 or 15(d) of the Securities Exchange Act of 1934 during thepreceding 12 months (or for such shorter periodthat the Registrant was required to filesuch reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X                         No ______

                     Applicable only to Corporate issuers:

 Indicate the number of shares outstanding of each of the issuer's classes of
                Common Stock as of the latest practicable date.

   Common Stock -- Authorized 20,000,000 shares of no par value; issued and outstanding 4,226,872 at July 31, 1996.

                                     PART I

Item 1.  Financial Statements

    Following are the unaudited consolidated statements of financial condition of Home Interstate Bancorp (the "Company") and its wholly owned subsidiary, Home Bank (the "Bank") as of June 30, 1996 and December 31, 1995, and the consolidated statements of income for the six and three months ended
June 30, 1996 and June 30, 1995 and cash flows for the six months ended
June 30, 1996 and June 30, 1995. It is management's opinion that these statements present fairly, in all material respects, the consolidated financial condition, result of operations and cash flows of Home Interstate Bancorp and its subsidiary in conformity with generally accepted accounting principles. The accompanying notes are considered an integral part of these financial statements.

                     HOME INTERSTATE BANCORP AND SUBSIDIARY
                     --------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                     June 30,         December 31,
                                                                                       1996               1995
                                                                                     ---------        ------------
    ASSETS:                    Cash and due from banks                               $  41,211          $  38,797

                               Federal funds sold                                        6,000             14,600
                                                                                     ---------          ---------
                                Total of cash and cash equivalents                      47,211             53,397
                               Securities held to maturity
                                (Approximate market value at
                                June 30, 1996 and December 31, 1995 were
                                $29,898,613 and $13,179,412, respectively.)             30,478             13,131
                               Securities available for sale                            98,226            120,755
                                                                                     ---------          ---------
                                Securities, net                                        128,704            133,886
                               Loans                                                   236,842            211,223
                               Less:  Allowance for possible loan losses                 3,101              3,113
                                                                                     ---------          ---------
                                Loans,  net                                            233,741            208,110
                               Real estate owned                                         2,220              4,918
                               Premises, furniture and equipment, net                   14,419             14,366
                               Accrued interest receivable and other assets              9,064              9,115
                                                                                     ---------          ---------
                                      TOTAL ASSETS                                   $ 435,359          $ 423,792
                                                                                     =========          =========


    LIABILITIES:               Deposits:
                                Demand deposits, non-interest bearing                $ 135,613          $ 132,208
                                Savings and interest bearing demand deposits           153,425            153,891
                                Time certificates of deposit of $100,000
                                  and over                                              22,017             18,105
                                Other time deposits                                     69,246             64,827
                                                                                     ---------          ---------
                                  Total Deposits                                       380,301            369,031
                              Securities sold under agreements to repurchase                 0                  0
                              Accrued interest payable and other liabilities             2,653              3,345
                                                                                     ---------          ---------

                                      TOTAL LIABILITIES                                382,954            372,376
                                                                                     ---------          ---------

                              Commitments and contingencies


    SHAREHOLDERS'              Common stock (no par value)

      EQUITY:                   Authorized 20,000,000 shares; issued and
                                outstanding 4,221,241 shares in 1996 and
                                4,187,954 shares in 1995                                43,171             42,859
                              Retained earnings                                          9,250              7,977

                              Unrealized gains on securities available for
                                sale, net of deferred taxes                               (16)                580
                                                                                     --------           ---------

                                      TOTAL SHAREHOLDERS' EQUITY

                                                                                        52,405             51,416
                                                                                     ---------          ---------
                                      TOTAL LIABILITIES AND SHAREHOLDERS'
                                        EQUITY                                       $ 435,359          $ 423,792
                                                                                     =========          =========

The accompanying notes are an integral part of these consolidated statements of financial condition.

                    HOME INTERSTATE BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)
             (Dollars in thousands except for earnings per share)
           For the six and three months ended June 30, 1996 and 1995

                                                                Six months ended        Three months ended
                                                              -------------------       ------------------
                                                               1996        1995          1996       1995
                                                              -------     -------       -------    -------
REVENUE FROM     Interest and fees on loans                   $11,857     $11,247       $ 6,198    $ 5,892
EARNING          Interest on securities:
ASSETS:            taxable                                      3,645       4,382         1,802      2,043
                   non-taxable                                    191         179            96         63
                 Interest on deposits with
                   financial institutions                           0           1             0          1
                 Interest on Federal funds sold                   367          86           181         61
                                                              -------     -------       -------    -------
                     TOTAL REVENUE FROM EARNING ASSETS         16,060      15,895         8,277      8,060
                                                              -------     -------       -------    -------
COST OF FUNDS:   Interest on savings and interest bearing
                   demand deposits                              1,684       1,693           834        813
                 Interest on time certificates of deposit
                   of $100,000 and over                           496         300           258        168
                 Interest on other time deposits                1,605       1,442           832        745
                 Interest on securities sold under
                   agreements to repurchase                         5          26             4         15
                                                              -------     -------       -------    -------
                     TOTAL COST OF FUNDS                        3,790       3,461         1,928      1,741
                                                              -------     -------       -------    -------
                 Net revenue from earning assets before
                   provision for possible loan losses          12,270      12,434         6,349      6,319
                 Provision for possible loan losses               350         925            50        300
                                                              -------     -------       -------    -------
                 Net revenue from earning assets               11,920      11,509         6,299      6,019
                                                              -------     -------       -------    -------
OTHER            Service charges and fees                       2,023       1,992           996      1,001
OPERATING        Securities gains, net                              0          42             0         31
REVENUE          Other operating revenue                          532         555           258        277
                                                              -------     -------       -------    -------
                     TOTAL OTHER OPERATING REVENUE              2,555       2,589         1,254      1,309
                                                              -------     -------       -------    -------
OTHER            Salaries and employee benefits                 4,975       5,391         2,677      2,645
OPERATING        Occupancy expense, net                         1,419       1,509           737        784
EXPENSES:        Other operating expenses                       4,615       4,829         2,186      2,586
                                                              -------     -------       -------    -------
                     TOTAL OTHER OPERATING EXPENSES            11,009      11,729         5,600      6,015
                                                              -------     -------       -------    -------
                 Income before provision for
                   income taxes                                 3,466       2,369         1,953      1,313
                 Provision for income taxes                     1,475         780           811        447
                                                              -------     -------       -------    -------
                     NET INCOME                               $ 1,991     $ 1,589       $ 1,142    $   866
                                                              -------     -------       -------    -------
                     EARNINGS PER SHARE                       $   .47     $   .40       $   .27    $   .22
                                                              -------     -------       -------    -------

The accompanying notes are an integral part of these consolidated statements of financial condition.

                     HOME INTERSTATE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                For the Six Months Ended June 30, 1996 and 1995
                             (Dollars in thousands)

                                                                                      1996              1995
                                                                                      ----              ----
 CASH FLOWS                     Net income                                          $  1,991           $  1,589
 FROM OPERATING                                                                     --------           --------
 ACTIVITIES:                    Adjustments to reconcile net income to net
                                  cash provided by operating activities:
                                  Provision for depreciation and amortization            433                438
                                  Provision for possible loan losses                     350                925
                                  Amortization of securities premiums                    696                854
                                  Accretion of securities discounts                      (36)               (67)
                                  Amortization of deferred loan fees and costs          (716)              (404)
                                  Net gain on sale of securities                           0                (42)
                                  Net (gain) loss on sale of premises,
                                    furniture                                             (9)                31
                                    and equipment
                                  Net loss on real estate owned                          622                498
                                  Tax benefit from stock options exercised                 9                  0
                                  Net decrease in accrued interest receivable
                                    and other assets                                      51                957
                                  Net decrease in accrued interest payable and
                                    other liabilities                                   (269)              (775)
                                                                                    --------           --------
                                       Total adjustments                               1,131              2,415
                                                                                    --------           --------
                                Net cash provided by operating activities              3,122              4,004
                                                                                    --------           --------
CASH FLOWS                      Proceeds from sales of securities                          0             30,339
FROM INVESTING                  Proceeds from maturities of securities                23,451              8,902
ACTIVITIES:                     Purchase of securities                               (19,947)            (2,028)

                                Net increase in loans                                (25,957)           (10,973)
                                Proceeds from sale of real estate owned                2,768                473
                                Proceeds from sale of premises, furniture
                                  and equipment                                           11                  4
                                Purchase of premises, furniture and equipment           (488)            (1,542)
                                                                                    --------           --------
                                Net cash provided by (used in) investing
                                  activities                                         (20,162)            25,175
                                                                                    --------           --------
 CASH FLOWS                     Net increase (decrease) in demand deposits
 FROM FINANCING                   non-interest bearing, savings and interest
 ACTIVITIES:                      bearing demand deposits                              2,938            (20,045)
                                Net increase in time certificates of
                                  deposit of $100,000 and over                         3,912              2,611
                                Net increase (decrease) in other time deposits         4,419             (3,746)
                                Net decrease in securities sold under agreements
                                  to repurchase                                            0               (100)
                                Proceeds from stock options exercised                    304                  0
                                Cash dividends declared                                 (719)              (954)
                                                                                    --------           --------
                                Net cash provided by (used in) financing
                                   activities                                         10,854            (22,234)
                                                                                    --------           --------
                                Net increase (decrease) in cash and cash
                                  equivalents                                         (6,186)             6,945
                                Cash and cash equivalents at beginning of year        53,397             48,996
                                                                                    --------           --------
                                Cash and cash equivalents at end of year            $ 47,211           $ 55,941
                                                                                    ========           ========

                     HOME INTERSTATE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   Continued
                                  (Unaudited)
                For the Six Months Ended June 30, 1996 and 1995
                             (Dollars in thousands)

                                                                                     1996              1995
                                                                                    ------            ------
SUPPLEMENTAL DISCLOSURES:      Supplemental disclosure of non-cash investing
                               and financing activities:
                               Adjustment of FASB 115:
                                 (Increase) decrease in unrealized gains /
                                   losses on securities available for sale          $   1,018         $  (4,979)
                                 Increase (decrease) in deferred tax
                                   liabilities related to unrealized gains /
                                   losses on securities available for sale              (422)              2,068
                                 Increase (decrease) in shareholders' equity
                                   for unrealized gains / losses, net of
                                   deferred taxes                                       (596)              2,911
                                 Real estate acquired in settlement of loans              692              4,224
                               Supplemental disclosure of cash flow
                               information
                               Cash paid during the year for:
                                 Interest expense                                   $   3,770          $   3,459
                                 Income taxes                                           1,330              1,680

                     HOME INTERSTATE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996
                                  (Unaudited)

    Principles of Consolidation

             The consolidated financial statements of Home Interstate Bancorp include the accounts of the Company andits wholly-owned subsidiary, the Bank. All material intercompany balances and transactions have been eliminated in the consolidation.

    Principles of Presentment

             The accompanying unaudited consolidated financial statements have been prepared in condensed formatand, therefore do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in the financial statements.

    Accounting Changes

             The Company adopted Statement of FinancialAccounting Standard ("SFAS") No. 114, "Accountingby Creditors for Impairment of a Loan",as amended by SFAS No. 118. These standards require that impaired loans be measuredbased on the present value of expectedfuture cash flows, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The statement was adopted as of January 1, 1995.

             The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ". These standards requires that impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). The statement was adopted as of January 1, 1996,and it does not have a material effect on theCompany's financial statements.

             The Company adopted SFAS No. 123"Accounting for Stock-Based Compensation". UnderSFAS No. 123, companies have the option toimplement a fair value-based accounting method or continue to account for employee stock options and stock purchase plans as prescribed by Accounting Principles Board Opinion No. 25"Accounting for Stock Issued to Employees". The Company hasnot assessed the impact on net income of adopting the new fair value accounting rules.

    Earnings per Share

             Earnings per share are based upon the weighted average number of shares outstanding during each period. The affect of stock options outstanding are not materially diluting and are not, therefore, included for the purpose of earnings per share calculations. The average weighted number of shares used was, 4,119,610 at June 30, 1996, 4,177,865 at December 31, 1995 and 4,175,558 at June 30, 1995.

    Statement of Cash Flows

             For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and Federal funds sold. Generally, Federal funds are sold for one-day periods. The Company made cash payments of $1,330,000 and $1,680,000 for income taxes and $3,770,000 and $3,459,000 for interest paid on deposit accounts for the periods ended June 30, 1996 and 1995, respectively.

ITEM 2.  Management Discussion and Analysis of Financial
         Condition and Results of Operations

FINANCIAL CONDITION

General

    The Company's consolidated assets of $435,359,000 at June 30, 1996 increased 2.73% from December 31, 1995, when consolidated assets totaled $423,792,000. Cash and cash equivalents decreased 11.58% or $6,186,000. Securities held to maturity increased 132.11% or $17,347,000 and securities available for sale, net of unrealized loss decreased 18.66% or $22,529,000. Loans increased 12.13% or $25,619,000 while the allowance for loan losses decreased .39% or $12,000. Real estate owned decreased 54.86% or $2,698,000. Deposits increased 3.05% or $11,270,000 when comparing the same periods. The increase in deposits was primarily due to an increase in yields on interest bearing deposits and partially utilized in the funding of loans. During the six months of 1996 loan demand increased slightly from December 31, 1995.

Mergers and Acquisitions

    On January 10, 1996, the Company entered into a definitive agreement to merge with and into CU Bancorp, a California corporation and parent of California United Bank, National Association. Under the terms of the definitive agreement, shareholders of the Company will receive 1.409 shares of CU Bancorp stock for each share of CU Bancorp's stock. The definitive agreement received shareholder and regulatory approval during July 1996 and the merger is expected to be completed mid August 1996. At June 30, 1996, CU Bancorp had total assets of $381,072,000 and total shareholders' equity of $38,820,000.

    In February 1996, the Bank consummated a deposit purchase agreement with Southern California Bank in which the Bank purchased the deposits of Southern California Bank's Signal Hill branch office. The deposits purchased in the transaction totaled in aggregate $1,656,000, which reflects less than 1% of total deposits and assets of the Bank.

Capital Resources

    The Company's internal growth rate of capital was 1.92% while assets increased by 2.73% from year-end December 31, 1995. The following schedule reflects specific capital-related information and ratios:

(dollars in thousands)            June 30, 1996    December 31, 1995            % Change
                                  -------------    -----------------            --------
Ending total capital                    $52,405             $51,416              1.92
Risk based capital-to-assets
  ratios:                                                                     Regulatory
                                                                              Requirement
                                                                              -----------
  Tier 1 capital                          16.51                16.96             4.00
  Total capital                           17.57                18.09             8.00
  Leverage ratio                          11.30                11.05         3.00 -- 5.00

    Liquidity and Balance Sheet Management

             The asset/liability management process determines the size and composition of the balance sheet and focuses on the management of liquidity and interest rate exposures. The purpose of liquidity and balance sheet management is to reflect the Company's ability to provide funds for day-to-day operations, meet customer needs, take advantage of interest rate market opportunities and meet the financial commitments of the Company. Funding of loan requests and commitments, purchase of attractive securities opportunities, providing for liability outflow, and management of interest rate risk requires continuous analysis in order to match the maturities of categories of loans and securities with the maturities of deposits and bank-related borrowings. The Company's ability to obtain funds to replace maturing liabilities and to finance asset growth depends upon its reputation as well as the diversity and liquidity of the markets in which it participates. The Company's liquidity is normally viewed in terms of the nature and composition of the Company's sources and uses of funds.
    Cash, maturing securities, reduction in Federal funds sold and loan maturities and repayments provide liquidity. Purchase of Federal funds, sale of securities, sale of loan participations or sale of the Company's loans on the secondary market and utilization of other short-term borrowing facilities are all available to provide additional liquidity vehicles. Liquid assets are comprised of cash and cash equivalent assets (cash, cash due from other financial institutions and Federal funds sold), U.S.
    Treasury securities and U.S. Government agencies securities. The increase in cash and cash equivalents was due to the sale of some securities available for sale to subsidize the increase in loan demand and a contraction in deposits which management believes was due to customers seeking alternatives for higher yields on their investment dollars (see "General" herein). The following schedule reflects specific liquidity information and ratios:

                     (dollars in thousands)               June 30, 1996     December 31, 1995      % Change
                                                          -------------     -----------------      --------
                     Gross loans                             $236,842           $211,223            12.13
                     Total deposits                          $380,301           $369,031             3.05
                     Gross loan-to-deposit ratio                62.28              57.24

                     Gross loan-to-total assets
                       ratio                                    54.40              49.84
                     Cash and cash equivalent
                       assets as a percentage
                       of total assets                          10.84              12.60


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

             The Company's calculation of cost is increased by accretion of discounts and decreased by amortization of premiums,which are computed on the straight-line method that approximates the effective interest method. Such amortization and accretion are reflected in interest on securities. Realized gains or losses recognized on the sales of securities are based upon the adjusted cost and computed on the specific identification method and are classified in other operating revenue, securities gains or losses, net.

             The unrealized gains (losses) on securities available for sale, net of deferred taxes, were ($67,000) at June 30, 1996, compared to $580,000 at December 31, 1995. The activity in the available for sale portfolio had securities matured/called of $22,201,000 and purchased $1,146,000 during the six months ended June 30, 1996. The proceeds from these securities were used primarily to fund the purchase of securities held to maturity and fund new loans during the same period. There were no gains or losses recognized from the proceeds of these securities and no purchases were added to the available for sale portfolio during the same period.

    The activity in the held to maturity portfolio during the six months ended June 30, 1996, consisted of $1,250,000 matured/called and $18,801,000 purchased. There were no gains or losses recognized from the proceeds of these securities.

Nonperforming Loans and Real Estate Owned

             (dollars in thousands)              June 30, 1996     December 31, 1995       % Change
                                                 -------------     -----------------       --------
             Non-accrual loans                     $    495             $  3,232           (84.68)
             Loans 90 days past due                      43                  106           (59.43)
             Real estate owned                        2,220                4,918           (54.86)

    The Bank's non-accrual loans showed a decrease of 84.68% for the six months ended June 30, 1996. Of the $3,232,000 at December 31, 1995, $284,000 was
charged off, $692,000 was transferred to real estate owned, $1,950,000 was received in payments and $79,000 was brought current and removed from non-accrual status. Additions to non-accrual since December 31, 1995 total $269,000. Of the $495,000 in non-accrual loans at June 30, 1996, $482,000 is secured by deeds of trust and $13,000 is secured by other collateral. The largest group of loans in non- accrual status is to one borrower and its related entities and total in aggregate $246,000 of which all are secured by real estate, having an approximate loan to value ratio of 98%. Management has set a specific reserve of $25,000 on the $246,000 and it is believed to be sufficient to absorb any anticipated loss. The next largest non-accrual loan had a balance of $236,000 and is secured by real estate and has a loan to value ratio of approximately 58%. This loan has a specific reserve of $47,000. Management feels that the current allowance for loan loss is adequate.

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

    At June 30, 1996, the Bank had $246,000 in impaired loans and a related loss allowance of $25,000. Of the $246,000 of impaired loans, $0 was measured using the present value method and $246,000 was measured using the fair value of collateral. The approximate average balance of impaired loans for the period ended June 30, 1996 was $1,377,000. No income was recognized during the period on impaired loans.

    Loans that are 90 days or more past due decreased 59.43% during the three months ended June 30, 1996. The total comprises one installment loan in the amount of $3,000 and 27 overdraft protection lines totaling $40,000.

             The Bank's total real estate owned decreased 54.86% to $2,220,000 at June 30, 1996, from $4,918,000 at December 31, 1995. Four related properties were foreclosed and added to real estate owned in the aggregate amount of $222,000 and subsequently sold in April 1996. No gains or losses were recognized on this one transaction. Two other properties were added to real estate owned in the amounts of $220,000 and $250,000. A 60 unit manufactured housing complex closed escrow in May 1996 with proceeds of $2,133,000. One of the two theaters closed escrow in June 1996 with proceeds of $235,000. The commercial property in Lawndale, Ca and the condominium in Lomita, Ca. also closed escrow in May 1996 with proceeds of $78,000 and $100,000, respectively. Other real estate owned properties total in the aggregate $2,220,000 and consist of 161 acres of unimproved land in Orange County, a gasstation in Chino, Ca., one theater in Oceanside, Ca., an auto repair facility in Compton, Ca. and a commercial building in Long Beach, Ca. Reductions in real estate owned during the six months ended June 30, 1996 came from the writedowns of $622,000 recognized due to additional anticipated closing costs. Real estate owned is carried at the lower of cost or fair market value less estimated carrying costs and costs of disposition. Cost is determined at the date of acquisition as the result of a foreclosure sale and is equal to the receivable balance at that date. If the cost (plus any liabilities assumed at foreclosure) exceeds the appraised value, the carrying value of the property is written down to its fair value. During the time the property is held, all related carrying costs and losses on revaluation are expensed as incurred. Gains or losses on sales are recorded in conformity with standards that apply to the accounting for sales of real estate.

    Deposits

             The equities markets and mutual funds continue to attract customer deposits, however, a more attractive rate environment for time deposits have provided an increase of 21.61% of time deposit of $100,000 or more and 6.82% in other time deposits from December 31, 1995. The following schedule reflects specific deposit information and percentage change:

                     (dollars in thousands)                 June 30, 1996   December 31, 1995    % Change
                                                            -------------   -----------------    --------
                     Demand deposits, non-interest
                       bearing                                 $135,613           $132,208          2.58
                     Savings and interest bearing
                       demand deposits                          153,425            153,891          (.30)
                     Time certificates of deposit of
                       $100,000 and over                         22,017             18,105         21.61
                     Other time deposits                         69,246             64,827          6.82
                                                              ---------          ---------
                     Total deposits                            $380,301           $369,031          3.05

RESULTS OF OPERATIONS

Net Income

    Net income increased 25.30% or $402,000 for the six months ended June 30, 1996 and increased 31.87% or $276,000 for the three months ended June 30, 1996 compared to the same period in 1995. Revenue from earning assets increased $165,000 for the six months ended June 30, 1996 and $217,000 for the three months ended June 30, 1996 compared to the same period in 1995. The annualized yield increased from 8.755 to 8.865 comparing the six months periods and remained relatively unchanged at 9.01% to 9.005 for the three month periods. Interest expense increased $329,000 with the annualized cost of funds increasing from 2.87% to 3.16% for the six months ended June 30, 1996 and interest expense increased $187,000 with the annualized cost of funds increasing from 2.97% to 3.19% for the three months ended June 30, 1996 compared to the same periods in 1995. Provision for loan losses decreased 62.16% or $575,000 for the six months ended June 30, 1996 and decreased 83.33% or $250,000 for the three months ended June 30, 1996 when comparing the same periods in 1995. Total other expenses decreased 6.14% or $720,000 and 6.88% or $414,000, and provision for income taxes increased 89.10% or $695,000 and 81.43% or $364,000 comparing the six and three months ended June 30, 1996 to the same periods in 1995, respectively.

Interest Income

    Interest income increased 1.04% while the annualized yield on average earning assets increased to 8.86% form 8.75% when comparing the six months ended June 30, 1996 to June 30, 1995. Interest income increased 2.69% while the annualized yield on average earning assets remained virtually unchanged at 9.00% and 9.01% when comparing the three months ended June 30, 1996 to June 30, 1995. The average earning assets reflect a slight decrease of .51% for the six months ended June 30, 1996 to June 30, 1995 and reflect an increase of 3.02% for the three months ended June 30, 1996 to June 30, 1995. Interest and fees on loans increased 5.42% and 5.19% comparing the six months and three months ended June 30, 1996 to June 30, 1995, respectively. Interest income on securities decreased 15.90% and 9.88% comparing the same periods. as maturing securities were utilized to purchase held to maturity securities and fund new loans. Interest income on federal funds sold increased $281,000 for the six months ended June 30, 1996 and $120,000 for the three months ended June 30, 1996 compared to the same periods in 1995, due to the increase in the average balance of federal funds sold. The following schedule provides specific information regarding the components of interest income from earning assets:

           (Dollars in thousands)                       Six months ended                           Three months ended
                                              ------------------------------------        ------------------------------------
                                              June 30,      June 30,                      June 30,      June 30,
                                                1996          1995        % Change          1996          1995        % Change
                                                ----          ----        --------          ----          ----        --------
           Average earning assets             $364,555      $366,417          (.51)       $369,856      $358,999          3.02
           Interest income                    $ 16,060      $ 15,895          1.04        $  8,277      $  8,060          2.69

           Annualized yield on average
             earning assets                       8.86%         8.75%                         9.00%         9.01%

    Interest Expense

             Interest expense increased 9.51% for the six months ended June 30,1996 and 10.74% for the three months ended June 30, 1996 compared to the same periods in 1995. These increases reflect the increase in volume during the three months ended June 30, 1996 coupled with an increase in the cost of funds. Average time deposits of $100,000 and over was the primary area of growth when comparing these periods. The percent of lower cost non-interest bearing demand deposits, savings deposits and interest bearing demand deposits to total deposits at June 30, 1996 was 77.25% compared to 77.94% at June 30, 1995. The Bank continues to maintain a favorable net interest margin. The following schedule provides specific information regarding the components of interest expense derived from interest-bearing liabilities:

                                                                Six months ended                        Three months ended
                                                      -----------------------------------      ------------------------------------
                   (Dollars in thousands)             June 30,      June 30,                   June 30,      June 30,
                                                        1996          1995       % Change        1996          1995        % Change
                                                        ----          ----       --------        ----          ----        --------
                   Average interest-bearing
                     liabilities                      $241,333      $242,955         (.67)      $242,809      $236,322         2.74
                   Interest expense                   $  3,790      $  3,461         9.51       $  1,928      $  1,741        10.74
                   Annualized cost of funds
                     for average interest-bearing
                     liabilities                          3.16%         2.87%                       3.19%        2.95%
                   Net interest margin                    6.77%         6.84%                       6.90%        7.06%
                     (net interest income divided
                     by average earning assets)


Provision for Loan Losses

    The purpose of the provision for possible loan losses is to maintain reserves at a level sufficient to cover possible future loan losses.
Management exercises its judgment in establishing loss reserves for loans which borrowers may not be able to repay in the future. The Bank's current provision for loan losses reflects an ongoing detailed evaluation of the known risks in the portfolio and the risks inherent in the present general economic outlook. The Bank maintains a problem loan list in order to better monitor these risks. This list includes those loans that are identified as having varying degrees of risk in excess of loans having a normal amount of risk (including watch credits). As of June 30, 1996, the problem loan list contained loans totaling $11,144,000 compared to $13,338,000 at June 30, 1995. Management has a grading system that designates a grade for each loan depending on the degree of risk and possibility of loss inherent in each class of loan. This grading system drives the loan loss reserve calculations. A percentage allocation of each loan balance is reserved depending on the designated grade. Nonperforming loans (those loans on non-accrual status and 90 days or more past due) are contained in the problem loan list. As of March 31, 1996, the allowance for loan loss represented 576% of nonperforming loans and 28% of total problem loans as compared to 45% and 27% at June 30, 1995, respectively (see "Nonperforming Loans and Real Estate Owned" herein).

    SFAS No. 114, which was adopted January 1, 1995, requires that certain calculations be prepared with respect to impaired loans. No additional provision was required under SFAS No. 114 during the six months of 1996. The aggregate total provision for loan loss on impaired loans was $25,000 for the six months ending June 30, 1996.

    Management decreased the provision for possible loan losses during the first and second quarters of 1996 compared to the same periods in 1995 due to an adequate and improved coverage ratio of nonperforming loans at June 30, 1996 (see "Nonperforming Loans and Real Estates Owned" herein). Gross loan loss recoveries for the six months and three months ended June 30, 1996 totaled $163,000 and $137,000 with gross loan charge offs totaling $525,000 and $294,000 resulting in net charge offs of $362,000 and $157,000, respectively.

    The following schedule provides more specific information relative to the provision and allowance for possible loan loss:

                                                       Six months ended                           Three months ended
                                              -----------------------------------         ------------------------------------
           (Dollars in thousands)             June 30,     June 30,                       June 30,     June 30,
                                                1996         1995       .% Change           1996         1995        .% Change
                                                ----         ----        --------           ----         ----         --------
           Net charge-offs/(recoveries)       $   362       $   179         102.23        $   157      $   435         (63.91)
           Provision for possible
             loan losses                      $   350       $   925        (62.16)        $    50      $   300         (83.33)
           Allowance for possible loan        $ 3,101       $ 3,565        (13.02)        $ 3,101      $ 3,565         (13.02)
             losses
           Allowance for possible loan
             losses as a percentage
             of gross loans                      1.31%         1.73%                         1.31%        1.73%
           Allowance for possible loan
             losses as a percentage of
             nonperforming loans               576.39%        44.79%                       576.39%       44.79%
           Provision as a percentage
             of net interest income              2.85%         7.44%                         2.85%        4.75%

             The following table displays the stratification of the $3,101,000 contained in Allowance for possible loan losses at June 30, 1996:

    (dollars in thousands)
                                                              Loan Category                          June 30, 1996
                                                              -------------                          -------------
                                              Real estate - construction and other                      $    608
                                              Commercial                                                     542
                                              Installment                                                     75
                                              General  loan reserves                                       1,876
                                                                                                        --------
                                              Total                                                      $ 3,101
                                                                                                         =======

    Other Revenue
             Other operating revenue is comprised of income from service charges and other types of fees on deposit accounts, net gains on the sale of securities available for sale, gross gains on the sale of real estate owned, and fees on non-deposit account services. The following schedule reflects the composition of other income and its percent of change from the same period in 1995:

                                                            Six months ended                          Three months ended
                                                   -----------------------------------       ------------------------------------
                     (Dollars in thousands)        June 30,     June 30,                     June 30,      June 30,
                                                     1996         1995        % Change         1996          1995        % Change
                                                     ----         ----        --------         ----          ----        --------
                     Service charges and fees     $    2,023    $    1,992        1.56      $      996    $    1,001         (.50)

                     Securities gains                      0            42     (100.00)              0            31      (100.00)

                     Other operating revenue             532           555       (4.14)            258           277        (6.86)
                                                  ----------    ----------                  ----------    ----------
                         Total other revenue      $    2,555    $    2,589       (1.31)     $    1,254    $    1,309        (4.20)
                                                  ==========    ==========                  ==========    ==========



    Other Expenses

             Other expenses are primarily non-interest expenses and are comprised of several major categories: salaries and employee benefits, net occupancy expense, furniture, fixtures and equipment expense, gross losses on real estate owned and various other operating expenses. Salaries and benefits decreased due to the restructuring program designed to improve productivity which took place in September 1995. The Bank eliminated 41 full time positions and the result is a 7.72% decrease in salaries and employee benefits. Occupancy expenses, net, decreased 5.96% due to a decrease in furniture, fixture and equipment repairs and furniture, fixture and equipment not capitalized. Other operating expenses decreased 4.43% primarily due to the federal deposit insurance premiums decrease of $425,000 due to the new rate schedule set during the end of 1995. A voluntary severance package was offered to long term employees during the second quarter of 1996, due to the upcoming merger. At June 30, 1996 a total of $250,000 was accrued in anticipation of employees that may elect to take the severance package. In July 1996 an additional $196,000 was accrued after the final number of employees electing to take the package was confirmed. The following schedule reflects the composition of other expenses and its percent of change from the same period in 1995:

                                                                Six months ended                         Three months ended
                                                      -----------------------------------       -----------------------------------
                    (Dollars in thousands)            June 30,      June 30,                    June 30,     June 30,
                                                        1996          1995       % Change         1996         1995        % Change
                                                        ----          ----       --------         ----         ----        --------
                    Salaries and employee
                      benefits                        $  4,975      $  5,391        (7.72)      $  2,677     $  2,645         1.21
                    Occupancy, net                       1,419         1,509        (5.96)           737          784        (5.99)
                    Other operating expenses             4,615         4,829        (4.43)         2,186        2,586       (15.47)
                                                      --------      --------                    --------     --------


                        Total other expenses          $ 11,009      $ 11,729        (6.14)      $  5,600     $  6,015        (6.90)
                                                      ========      ========                    ========     ========

Provision for Income Taxes

    The provision for income taxes increased 89.10% and 81.43% during the six and three months ended June 30, 1996 compared to the same period in 1995, respectively. The increased effective tax rate for the six and three months ended June 30, 1996 was 42.56% and 41.53% compared to 32.93% and 34.04% in
1995, respectively. This increase is due to the nondeductible expenses related to merger costs and tax exempt income reductions as a percent of pretax net income from 6.75% in 1995 to 5.00% in 1996. The following schedule provides specific information on the provision for income taxes:

                                                     Six months ended                           Three months ended
                                           ------------------------------------         -----------------------------------
            (Dollars in thousands)         June 30,      June 30,                       June 30,     June 30,
                                             1996          1995        % Change           1996         1995        % Change
                                             ----          ----        --------           ----         ----        --------
            Provision for income taxes     $ 1,475      $   780          89.10         $    811      $   447         81.43

            Net income before              $ 3,466      $ 2,369          46.31         $  1,953      $ 1,313         48.74
            provision
            Effective tax rate               42.56%       32.93%                          41.53%       34.04%

Performance Ratios

    There are three key ratios that are indications of earnings performance, those ratios are presented as follows:

                                                                    Six months ended
                                                    June 30, 1996                         June 30, 1995
                                             ------------------------------       ------------------------------
                                             Annualized      Period to date       Annualized      Period to date
                                             ----------      --------------       ----------      --------------
               Return on average assets          .93%             .46%               .75%               .37%

               Return on average equity         7.71%            3.83%              6.85%              3.40%
               Dividends as a percentage
                 of net income                    --            36.11                 --              60.04%


                                                                   Three months ended
                                                    June 30, 1996                         June 30, 1995
                                             ------------------------------      -------------------------------
                                             Annualized      Period to date      Annualized       Period to date
                                             ----------      --------------      ----------       --------------
               Return on average assets         1.06%             .26%              .83%                .21%

               Return on average equity         8.81%            2.19%             7.28%               1.81%
               Dividends as a percentage
                 of net income                    --            31.35%               --               36.72%

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

    Item 10. Exhibits

             Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this form to be signed on its behalf by the undersigned, thereunto duly authorized.





    Dated   August 8, 1996        HOME INTERSTATE BANCORP (Registrant)




                                  By  /s/  Keith W. Barnes
                                     ----------------------------------
                                      Keith W. Barnes
                                      Senior Vice President and
                                      Chief Financial Officer
                                      Chief Accounting Officer